Form 10QSB
period 2001-03-30
COMMUNICATENOW COM INC
filed 2001-05-14
CIK 1111391

                                                                    OMB APPROVAL
                                                           OMB Number: 3235-0416
                                                          Expires: April 30,2003
                                                        Estimated average burden
                                                       hours per response: 32.00

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
         For the quarterly period ended  March 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from           to

         Commission file number 333-52812

                            COMMUNICATENOW.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                    Delware                         74-2945581
        (State or other jurisdiction of           (IRS Employer
         incorporation or organization)          Identification No.)

                     2015 Bird Creek Terrace, Suite 101/102
                         P.O. Box 2309 Temple, TX 76502
                    (Address of principal executive offices)

                                  254-771-0999
                           (Issuer's telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  22,998,820 common shares as of May
10, 2001

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                            COMMUNICATE NOW.COM, INC.
                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

ITEM 1   Financial Statements (Unaudited)
         Balance Sheets
         Statements of Operations
         Statements of Cash Flows
         Notes to Financial Statements

ITEM 2   Management's Discussion and Analysis of Financial
         Condition And Results of Operations

PART 2   OTHER INFORMATION

Item 1   Legal Proceedings

Item 2   Changes in Securities and use of Proceeds

Item 3   Defaults upon Senior Securities

Item 4   Submission of Matters to a vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

                            COMMUNICATENOW.COM, INC.

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                            CommunicateNow.com, Inc.

                                    Contents

                                                                     Page

Balance Sheets                                                           1

Statements of Operations                                                 2

Statements of Cash Flows                                                 3

Notes to Financial Statements                                            4-5

                            CommunicateNow.com, Inc.
                                 Balance Sheets
                                 --------------

                                                March 31, 2001
                                                 (Unaudited)          December 31, 2000
                                               --------------------   ---------------------
                                  Assets
                                  ------
Current Assets
Cash and cash equivalents                     $       183,643          $    465,724
Accounts receivable                                    41,258                13,470
Employee advances                                       9,594                 6,100
Prepaid expenses                                        1,000                 1,000
                                               --------------------   ---------------------
                                               --------------------   ---------------------
Total Current Assets                                  235,495               486,294
                                               --------------------   ---------------------
                                               --------------------   ---------------------

Property and Equipment, net                           246,149               130,254
                                               --------------------   ---------------------
                                               --------------------   ---------------------

Other Assets
Software development costs, net                       172,222               188,889
                                               --------------------   ---------------------
                                               --------------------   ---------------------
Total Other Assets                                    172,222               188,889
                                               --------------------   ---------------------
                                               --------------------   ---------------------

Total Assets                                  $       653,866          $    805,437
                                               ====================   =====================
                                               ====================   =====================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current Liabilities
Notes payable - current portion               $        83,710          $      6,514
Notes payable to stockholder                           90,000                17,000
Accounts payable and accrued liabilities              118,489                73,447
Deferred revenue                                       49,976                11,346
                                               -------------------    ---------------------
                                               -------------------    ---------------------
Total Current Liabilities                             342,175               108,307
                                               -------------------    ---------------------
                                               -------------------    ---------------------

Long Term Liabilities
Notes payable - net of current portion                 70,228                10,161
                                               -------------------    ---------------------
                                               -------------------    ---------------------

Total Liabilities                                     412,403               118,468
                                               -------------------    ---------------------
                                               -------------------    ---------------------

Stockholders' Equity
Common stock, $0.0001 par value, 100,000,000
   shares authorized, 22,998,820 shares issued
   and outstanding                                      2,300                 2,300
Additional paid-in capital                          2,991,520             2,991,520
Accumulated deficit                                (2,752,357)           (1,678,590)
                                               -------------------    ---------------------
                                               -------------------    ---------------------
                                                      241,463             1,315,230
Less deferred consulting expense                           -               (628,261)
                                               -------------------    ---------------------
                                               -------------------    ---------------------
Total Stockholders' Equity                            241,463               686,969
                                               -------------------    ---------------------
                                               -------------------    ---------------------

Total Liabilities and Stockholders' Equity      $     653,866           $   805,437
                                               ===================    =====================

                 See accompanying notes to financial statements

                                       1

                            CommunicateNow.com, Inc.
                            Statements of Operations
                            ------------------------

                                                  Three months ended                 From
                                                                                 January 31, 2000
                                                                                (inception) to
                                                    March 31, 2001               March 31, 2000
                                                    (Unaudited)                   (Unaudited)
                                               ------------------------     ---------------------
                                               ------------------------     ---------------------

Revenues                                        $       20,685                  $       -
                                               ------------------------     ---------------------
                                               ------------------------     ---------------------

Operating Expenses
Compensation                                           136,854                       9,167
Consulting                                             650,560                          -
Depreciation and amortization                           25,984                          -
General and administrative                             100,158                      15,847
Professional fees                                       16,376                          -
Software maintenance                                    80,740                          -
Advertising                                             82,919                          -
                                               ------------------------     ---------------------
                                               ------------------------     ---------------------
Total Operating Expenses                             1,093,591                      25,014
                                               ------------------------     ---------------------
                                               ------------------------     ---------------------

Loss from Operations                                (1,072,906)                    (25,014)

Other Income (Expense)
Interest income                                            680                          -
Interest expense                                        (1,541)                         -
                                               ------------------------     ---------------------
                                               ------------------------     ---------------------
Total Other Income (Expense)                              (861)                         -
                                               ------------------------     ---------------------
                                               ------------------------     ---------------------

Net Loss                                        $   (1,073,767)                $   (25,014)
                                               ========================     =====================
                                               ========================     =====================

Net loss per share - basic and diluted          $        (0.05)                $        -
                                               ========================     =====================
                                               ========================     =====================

Weighted average number of shares outstanding
  during the period - basic and diluted              22,998,820                 20,033,600
                                               ========================     =====================
                                               ========================     =====================

                 See accompanying notes to financial statements

                                       2

                            CommunicateNow.com, Inc.
                            Statements of Cash Flows
                            ------------------------

                                                                                      From
                                                                                 January 31, 2000
                                                     Three months ended        (inception) to March
                                                       March 31, 2001                31, 2000
                                                         (Unaudited)                 (Unaudited)
                                                  -------------------------   ------------------------
                                                  -------------------------   ------------------------

Cash flows from operating activities
Net loss                                             $   (1,073,767)            $     (25,014)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation and amortization                                25,984                        -
Stock based consulting fees                                 628,261                        -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                         (27,788)                       -
Employee advances                                            (3,494)                       -
Increase (decrease) in:
Accounts payable and accrued liabilities                     45,041                        -
Deferred revenue                                             38,630                        -
                                                  -------------------------     ------------------------
                                                  -------------------------     ------------------------
Net cash (used in) operating activities                    (367,133)                   (25,014)
                                                  -------------------------     ------------------------
                                                  -------------------------     ------------------------

Cash flows from investing activities
Purchase of property and equipment                          (97,672)                    (34,739)
                                                  -------------------------     ------------------------
                                                  -------------------------     ------------------------
Net cash (used in) investing activities                     (97,672)                    (34,739)
                                                  -------------------------     ------------------------
                                                  -------------------------     ------------------------

Cash flows from financing activities
Borrowings from bank                                        111,799                      28,556
Repayment of debt to bank                                    (2,075)                     (8,000)
Borrowing from stockholder, net                              73,000                          -
Proceeds from sale of common stock                               -                       74,000
                                                  -------------------------     ------------------------
                                                  -------------------------     ------------------------
Net cash provided by financing activities                   182,724                      94,556
                                                  -------------------------     ------------------------
                                                  -------------------------     ------------------------

Net (decrease) increase in cash                            (282,081)                     34,803

Cash and cash equivalents at beginning of period            465,724                          -
                                                  -------------------------     ------------------------
                                                  -------------------------

Cash and cash equivalents at end of period         $        183,643                      34,803
                                                  =========================     ========================
                                                  =========================     ========================

                 See accompanying notes to financial statements

                                        3

                            CommunicateNow.com, Inc.
                          Notes to Financial Statements
                          -----------------------------

Note 1   Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes from January 31, 2000 (inception) to December 31, 2000 included in the Company's
Form SB-2, as amended.

Note 2   Debt
-------------

In January 2001, the Company borrowed $41,799 against its revolving line of credit with $11,799 of that amount used to finance an auto purchase. The balance at March 31, 2001 was $41,799.

On March 11, 2001, the Company borrowed $70,000 from a bank. The note requires monthly principal and interest payments of $6,203 with interest at 11.5%. Any unpaid principal and interest is due on March 11, 2002. At March 31, 2001, the principal balance was $70,000.

On March 20, 2001, the Company purchased an automobile with $3,000 cash down payment and a 48-month note payable totaling $27,540 with interest of 5.91%.
Monthly principal and interest payments are $646 and any unpaid balance is payable in full on March 20, 2005. At March 31, 2001, the principal balance was
$27,540.

Note 3 Commitments
--------------------

On March 9, 2001, the Company executed a renewal option on an office space operating lease. The term of the lease is from April 1, 2001 through March 31,
2002. The monthly payment is $2,712.

Note 4 Related Party
----------------------

On March 21, 2001, the Company received a loan of $75,000 from its president and principal stockholder. The principal portion of the note is payable in full on or before March 21, 2002. Additionally, the note is accruing interest at 6% for a total of $4,500, which is payable in twelve equal monthly installments of
$375. As of March 31, 2001, the principal balance was $75,000.

Note 5 Equity
---------------

During the three months ended March 31, 2001, the Company recognized $628,261 of stock based consulting expense, which had been deferred at December 31, 2000.

Note 6   Revenues
-----------------

During the three months ended March 31, 2001, the Company recognized $7,773 of revenues for design services completed relating to a customer's web page and marketing materials.

Note 7 Going Concern
----------------------

As reflected in the accompanying financial statements for the three months ended
March 31, 2001, the Company has a net loss from operations of $1,073,767 and net cash used in operations of $367,133. In addition, at March 31, 2001 there is a working capital deficiency of $106,680. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has begun operations and generated sales and related revenues starting November 1, 2000. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 8 Subsequent Events
--------------------------

Subsequent to March 31, 2001, the Company entered into or renewed various employment agreements providing a base salary/commission structure and bonuses up to 400,000 common stock options exercisable at $1.00 per share. The options are issueable only upon achievement of stipulated sales objectives, company profitability or other performance criteria.

On April 4, 2001, the Company received a $70,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 4, 2002. Additionally, the note is accruing interest at 11.34%
for a total of $4,500, which is payable in twelve equal monthly installments of
$375.

On April 11, 2001, the Company received a $25,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 11, 2002. Additionally, the note is accruing interest at 11.34%
for a total of $1,500, which is payable in twelve equal monthly installments of
$125.

On April 23, 2001, the Company received a $50,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 23, 2002. Additionally, the note is accruing interest at 6.5%
with monthly interest payments of $270.83 due beginning May 23, 2001.

PART I   FINANCIAL INFORMATION

Item 2

CommunicateNow.com, Inc. is hereinafter referred to as "the Company", "we" or
"our".

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties,  and our actual results could differ materially from those forward-looking statements.
The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

                              RESULTS OF OPERATIONS

         We were incorporated on January 31, 2000.  During the period from our inception of January 31, 2000 through October 2000, we conducted market research, raised capital of $1,423,900 before offering costs through a private placement of our securities, and developed our back office infrastructure and website. As of December 31, 2000, we had total capital resources of $465,724 and working capital of $378,417. During the year 2000, we paid stock base compensation of $847,657, primarily to consultants for services pertaining to our start up and software development, legal fees of $120,881, software maintenance expenses of $88,340, and employee compensation of $287,479.
Depreciation and amortization for the year 2000 was $23,102.

         In November 2000, we began selling Internet display advertisements to small businesses in the Central Texas area, resulting in gross sales contracts of $2,195 for that month. Because we are selling advertisements for a one-year term, we accounted for sales by recognizing the gross sales amount pro-rata over the 12-month term. Using this accounting method, our realized revenue for
November 2000 was $182 and $1,046 in December 2000. In December 2000, our gross sales contracts were $10,197. As of December 31, 2000, we had a deferred revenue liability balance of $11,346 and accounts receivable related to gross sales contracts of $13,470. Accounts receivable included sale tax charges, which were netted against operating expenses for the period ended December 31, 2000.

           SALES FOR THREE MONTHS ENDING MARCH 2001 COMPARED TO SALES
                      FOR TWO MONTHS ENDING DECEMBER 2000.

         In January, February, and March 2001, we had gross sales contracts of
$18,303, $24,584, and $17,034, respectively; during those same months we had realized revenue of $2,573, $12,831, and $5,295, respectively. Our gross sales contracts for the first quarter of 2001 were $59,921 compared to $12,392 for the previous quarter at our year-end of December 2000. Realized revenue for the first quarter of 2001 was $20,685 compared to $1,046 for the previous quarter at our year-end of December 2000. Our sales growth is a result of increasing our sales force from 1 to 12 sales people.

                            MATERIAL TRENDS OR EVENTS

         Our business plan includes the growth of our present sales force of 12 sales people to a total of 124 sales people by the end of 2001;  however there can be no assurance that we will be successful in our efforts to grow our sales force.  Our planned sales force growth will require anticipated total estimated capital expenditures of approximately $1,094,600 over the next twelve months, as follows:

        o  $70,000 for the purchase of four automobiles  to be used by sales management;
        o  $219,000 for the purchase of 126 lap top computers and digital cameras to be used by our sales staff;
        o  $805,000 for our billboard advertising to brand our  Bizfinders.com name; and
        o  $158,000 for the training of our  sales force.

         We plan to satisfy these estimated capital expenditures by:
        o  Using our cash of $183,643 as of March 31, 2001;
        o  Our sales revenue;
        o  Controlling the  growth of our sales force throughout the 12-month period beginning January 31, 2001;
        o  Compensating our sales force solely on a commission basis; and
        o  Loans from our president/principal shareholder

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had limited cash capital resources of approximately $183,643. We believe that these funds, along with expected revenues, loans from our President/Principal Shareholder and realization of other current assets, will be sufficient to cover our working capital requirements for twelve months. Current assets of $235,495 and current liabilities of $342,175 result in working capital deficiency of $106,680 at
March 31, 2001. Our total assets of $653,866 and total liabilities of $412,403, result in a net worth of $241,463 at March 31, 2001. During the first quarter of
2001, we paid stock base compensation of $650,560, primarily to consultants for services pertaining to our start up and software development. In addition, during the first quarter to 2001, we paid professional fees of $16,376, software maintenance expenses of $80,740 and employee compensation of $136,854.
Depreciation and amortization for the first quarter of 2001 was $25,984.

         Our existing cash and future revenues from sales of our Internet display advertisements may be insufficient to fund our operations; accordingly, we may have to seek additional financing from financial institutions or other sources. We maintain a line of credit of $42,000 with Bank One, which is personally guaranteed by our president. As of March 31, 2001, we borrowed
$42,000 against the Bank One line of credit.

         We have borrowed funds from several sources:

1)       On March 11, 2001, we borrowed  $70,000 from a bank.  The note requires monthly principal and interest payments of $6,203 with interest at
         11.5%.  Any unpaid principal and interest is due on March 11, 2002.  At
         March 31, 2001, the principal balance was $70,000.

2)       On March 20, 2001, we purchased an automobile with a $3,000 cash down payment and a 48-month note payable totaling $27,540 with interest of
         5.91%.  Monthly principal and interest payments are $646 and any unpaid balance is payable in full on March 20, 2005.  At March 31, 2001, the principal balance on this automobile note was $27,540.

3)       On October 16, 2000,  we received a loan of $30,000 from our president/
         principal stockholder. The principle portion of the note is payable in full on or before October 16, 2001.  Additionally, the note is accruing interest at 6.5%. As of March 31, 2001, the principal balance on the loan from our president/principal stockholder was $15,000.

4)       On March 21, 2001,  we received a loan of $75,000 from our  president/
         principal stockholder.  The principal portion of the note is payable in full on or before March 21, 2002.  Additionally, the note is accruing interest at 6% for a total of $4,500, which is payable in twelve equal monthly installments of $375.  As of March 31, 2001, the principal balance was $75,000.

         We have received additional loans from our president/principal stockholder subsequent to March 31, 2001. On April 4, 2001, we received a $70,000 loan from our president/principal stockholder. The principal portion of the note is payable in full on or before April 4, 2002.
         Additionally, the note is accruing interest at 11.34% for a total of
         $4,500, which is payable in twelve equal monthly installments of $375.
         On April 11, 2001, we received a $25,000 loan from our president/
         principal stockholder. The principal portion of the note is payable in full on or before April 11, 2002. Additionally, the note is accruing interest at 11.34% for a total of $1,500, which is payable in twelve equal monthly installments of $125. On April 23, 2001, we received a
         $50,000 loan from our president/ principal stockholder. The principal portion of the note is payable in full on or before April 23, 2002.
         Additionally, the note is accruing interest at 6.5% with monthly interest payments of $270.83 due beginning May 23, 2001. There can be no assurance that we will be able to obtain additional financing from our president/principal stockholder.

         If our revenues along with other existing fund sources are inadequate to support our operations and planned growth of our sales force, we may seek financing through loans from our officers and directors, loans from financial institutions or debt or equity offerings; however, there can be no assurance that we will be able to obtain financing on satisfactory terms if at all, or raise funds through a debt or equity offering.

                            MATERIAL SEASONAL ASPECTS

We have not identified any seasonal aspects that would have a material effect on our ability to sell our Internet display advertisements.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

There are no material pending legal proceedings in which we are involved.

Item 2            Changes in Securities and Use of Proceeds

                  Working Capital restrictions and other limitations upon the payments of dividends

         As reflected in the accompanying financial statements for the three months ended March 31, 2001, we had a net loss from operations of $1,073,767 and net cash used in operations of $367,133. In addition, at March 31, 2001, we had a working capital deficiency of $106,680. As of March 31, 2001, we had no earnings. Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. We have not paid any dividends since our inception. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3            Defaults Upon Senior Securities

                  Not applicable

Item 4            Submission of Matters to a Vote of Security Holders

         On April 10, 2001 we held our annual shareholder meeting.  Of the
22,998,820 shares entitled to vote at our annual shareholder meeting, holders of
19,601,400 shares were present in person or by proxy. The Chairman called for nominations for directors to serve for one year and until their successors are elected and qualified. On behalf of managements, the Secretary nominated David
Hancock, Randall, LaBlanc, Bill Elliott and Jackie Winker to serve on our Board of Directors. After the Chairman called for a voice vote and the vote was conducted, the Chairman declared that the foregoing nominees had been elected to serve as directors of our Board of Directors for one year and until their successors are elected. Each of the foregoing individuals had previously served as one of our directors.

Item 5            Other Information

                  Not applicable

Item 6            Exhibits and Reports on Form 8-K

(a)
EXHIBIT
NUMBER            DESCRIPTION

3.1               Articles of Incorporation**

3.2               Bylaws**

10.1              Promissory Note dated October 18, 2000 between David Hancock and CommunicateNow.Com, Inc.

10.2              Promissory Note dated March 21, 2001 between David Hancock
                  And CommunicateNow.Com, Inc.

10.3              Promissory Note dated April 4, 2001 between David Hancock and
                  CommunicateNow.Com., Inc.

10.4              Promissory Note dated April 11, 2001 between David Hancock and CommunicateNow.Com., Inc.

10.5              Promissory Note dated April 23, 2001 between David Hancock
                  And CommunicateNow.Com, Inc.

10.6              Employment Agreement between David Hancock and
                  CommunicateNow.Com, Inc.

10.7              Employment Agreement between Dennis Bash and
                  CommunicateNow.Com, Inc.

10.8              Employment Agreement between Jodi Lane Vasquez and
                  CommunicateNow.Com, Inc.

10.9              Employment Agreement dated February 15, 2001 between Roger
                  Petter and CommunicateNow.Com, Inc.

10.10             Employment Agreement between Karen Jay and
                  CommunicateNow.Com, Inc.

10.11             Employment Agreement dated May 1, 2001 between Roger Petter and CommunicateNow.Com, Inc.

**  Denotes previously filed exhibits to Form SB-2 filed on December 27, 2000

(b)               Reports on Form 8-K.

                  None