Form 10QSB/A
period 2001-03-30
COMMUNICATENOW COM INC
filed 2001-05-22
CIK 1111391

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
                                   FORM 10-QSB/A
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

On April 4, 2001, the Company received a $75,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 4, 2002. Additionally, the note is accruing interest at 6.0%
for a total of $4,500, which is payable in twelve equal monthly installments of
$375.

On April 11, 2001, the Company received a $25,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 11, 2002. Additionally, the note is accruing interest at 6.0%
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

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, we had limited cash capital resources of approximately $183,643. We believe that these funds, along with expected revenues, loans from our President/Principal Shareholder and realization of other current assets, will be sufficient to cover our working capital requirements for twelve months. Current assets of $235,495 and current liabilities of $342,175 result in working capital deficiency of $106,680 at
March 31, 2001. Our total assets of $653,866 and total liabilities of $412,403, result in a net worth of $241,463 at March 31, 2001. During the first quarter of
2001, we paid stock base compensation of $628,261, primarily to consultants for services pertaining to our start up and software development. In addition, during the first quarter to 2001, we paid professional fees of $16,376, software maintenance expenses of $80,740 and employee compensation of $136,854.
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