Form 10QSB
period 2001-06-30
COMMUNICATENOW COM INC
filed 2001-08-17
CIK 1111391

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
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 2001

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from         to

         Commission file number 333-52812

                            COMMUNICATENOW.COM, INC.
        (Exact name of small business issuer as specified in its charter)

   Delaware                                                      74-2945581

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,148,820 common shares as of August
9, 2001

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [ ]

                            COMMUNICATE NOW.COM, INC.
                                   FORM 10-QSB

                        THREE MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements (Unaudited)

            Balance Sheets                                                  1
            Statements of Operations                                        2
            Statements of Cash Flows                                        3
            Notes to Financial Statements                                  4-6

ITEM 2 Management's Discussion and Analysis of Financial Condition
       And Results of Operations                                          7-12

PART 2 OTHER INFORMATION

Item 1 Legal Proceedings                                                   12

Item 2 Changes in Securities and use of Proceeds                           12

Item 3 Defaults upon Senior Securities                                     12

Item 4 Submission of Matters to a vote of Security Holders                 12

Item 5 Other Information                                                   12

Item 6 Exhibits and Reports on Form 8-K                                  13-14

SIGNATURES                                                                 15

                            COMMUNICATENOW.COM, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                            CommunicateNow.com, Inc.

                                    Contents

                                                                      Page(s)

Balance Sheets                                                           1

Statements of Operations                                                 2

Statements of Cash Flows                                                 3

Notes to Financial Statements                                          4 - 6

                            CommunicateNow.com, Inc.
                                 Balance Sheets

                 See accompanying notes to financial statements

                                                     June 30, 2001
                                                      (Unaudited)          December 31, 2000

                             Assets

Current Assets
Cash and cash equivalents                          $           26,364      $           465,724
Accounts receivable, net
   of allowance of $7,426                                      34,903                   13,470
Employee advances                                              10,917                    6,100
Prepaid expenses                                                 -                       1,000
                                                  --------------------    ---------------------
Total Current Assets                                           72,184                  486,294
                                                  --------------------    ---------------------

Property and Equipment, net                                   270,493                  130,254
                                                  --------------------    ---------------------

Other Assets
Software development costs, net                               155,556                  188,889
                                                  --------------------    ---------------------
Total Other Assets                                            155,556                  188,889
                                                  --------------------    ---------------------

Total Assets                                       $          498,233       $           805,437
                                                  ====================    =====================

                             Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities
Bank overdraft                                     $           12,923       $               -
Accounts payable and accrued liabilities                      202,304                    73,447
Notes payable - current portion                               132,427                     6,514
Notes payable - stockholder                                   268,000                    17,000
Deferred revenue                                               58,912                    11,346
                                                    -------------------     --------------------
Total Current Liabilities                                     674,566                   108,307
                                                    -------------------     --------------------
Long Term Liabilities
Notes payable - net of current portion                         39,879                    10,161
                                                    -------------------     --------------------
Total Liabilities                                             714,445                   118,468
                                                    -------------------     --------------------

Stockholders' (Deficiency) Equity
Common stock, $0.0001 par value,
   100,000,000 shares authorized,
   22,998,820 and 22,998,820 shares
   issued and outstanding, respectively                         2,300                     2,300
Common stock issuable (25,000 shares)                               2                      -
Additional paid-in capital                                  3,041,518                 2,991,520
Accumulated deficit                                        (3,260,032)               (1,678,590)
                                                    -------------------     --------------------
                                                             (216,212)                1,315,230
Less deferred consulting expense                                 -                     (628,261)
                                                    -------------------     --------------------
Total Stockholders' (Deficiency) Equity                      (216,212)                  686,969
                                                    -------------------     --------------------

Total Liabilities and Stockholders'
    (Deficiency) Equity                            $          498,233       $            805,437
                                                    ===================     ====================

                                                       CommunicateNow.com, Inc.

                                                       Statements of Operations

                                                              (Unaudited)

                                          Three Months          Three Months          Six Months           From January 31,
                                             Ended                 Ended                Ended            2000 (Inception) to
                                         June 30, 2001         June 30, 2000        June 30, 2001           June 30, 2000
                                       -----------------      ---------------     -----------------     ---------------------

Revenues                                $        26,966        $          -        $        47,651         $            -
                                       -----------------      ---------------     -----------------     ---------------------

Operating Expenses
Bad debt expense                                  9,188                   -                  9,188                      -
Compensation                                    202,452               97,833               339,306                 106,000
Consulting                                       10,905               25,961               661,465                  25,962
Depreciation and amortization                    31,599                4,536                57,583                      -
General and administrative                      167,898               54,431               268,147                  59,351
Professional fees                                12,476                  300                28,852                      -
Software maintenance                             46,800                   -                127,540                  17,736
Advertising                                      46,438                1,000               129,267                      -
                                       -----------------      ---------------     -----------------     ---------------------
Total Operating Expenses                        527,756              184,061             1,621,348                 209,049
                                       -----------------      ---------------     -----------------     ---------------------

Loss from Operations                           (500,790)            (184,061)           (1,573,697)               (209,049)

Other Income (Expense)
Interest income                                      -                    -                    680                      -
Other income                                         46                   -                     46                      -
Interest expense                                 (6,930)                (892)               (8,471)                   (918)
                                       -----------------      ---------------     -----------------     ---------------------
Total Other Income (Expense)                     (6,884)                  -                 (7,745)                   (918)
                                       -----------------      ---------------     -----------------     ---------------------

Net Loss                                $      (507,674)    $       (184,953)   $       (1,581,442)   $           (209,967)
                                       =================      ===============     =================     =====================

Net loss per share - basic
    and diluted                         $         (0.02)    $          (0.01)   $            (0.07)   $              (0.01)
                                       =================      ===============     =================     =====================

Weighted average number
    of shares outstanding
    during the period - basic
    and diluted                              23,005,209           20,268,808            23,002,014              20,105,375
                                       =================      ===============     =================     =====================

                            CommunicateNow.com, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                 See accompanying notes to financial statements.

                                                                                   From
                                                                             January 31, 2000
                                                     Six Months Ended         (Inception) to
                                                       June 30, 2001           June 30, 2000

Cash flows from operating activities
Net loss                                            $      (1,581,442)     $          (209,967)
Adjustments to reconcile net loss
   to net cash used in operating activities:
Depreciation and amortization                                  57,582                    4,536
Stock based consulting fees                                   628,261                   13,000
Stock based compensation                                       50,000                     -
Bad debt expense                                                9,188                     -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                           (30,621)                    -
Employee advances                                              (4,817)                    -
Prepaid expenses                                                1,000                   (1,667)
Deferred offering costs                                          -                      (3,000)
Software development costs                                       -                     (90,000)
Increase (decrease) in:
Bank overdraft                                                 12,923                     -
Accounts payable and accrued liabilities                      113,305                   19,057
Deferred revenue                                               47,566                     -
                                                    -------------------    ---------------------
Net cash used in operating activities                        (697,055)                (268,041)
                                                    -------------------    ---------------------

Cash flows from investing activities
Purchase of property and equipment                            (88,358)                 (24,804)
                                                    -------------------    ---------------------
Net cash used in investing activities                         (88,358)                 (24,804)
                                                    -------------------    ---------------------

Cash flows from financing activities
Proceeds from sale of common stock                               -                     312,000
Borrowings from bank                                          118,554                     -
Borrowing from stockholder                                    255,000                     -
Repayment of debt to bank                                     (23,501)                  (1,872)
Repayment of debt to stockholder                               (4,000)                    -
Offering costs                                                   -                      (7,000)
                                                    -------------------    ---------------------
Net cash provided by financing activities                     346,053                  303,128
                                                    -------------------    ---------------------

Net (decrease) increase in cash and
   cash equivalents                                          (439,360)                  10,283

Cash and cash equivalents at beginning
   of period                                                  465,724                     -
                                                     -------------------    ---------------------

Cash and cash equivalents at end of period          $          26,364      $            10,283
                                                     ===================    =====================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest                                            $           5,016      $               918
                                                     ===================    =====================

                            CommunicateNow.com, Inc.
                          Notes to Financial Statements
                                 June 30, 2001

Note 1   Basis of Presentation

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

Note 2   Debt

On April 27, 2001, the Company borrowed $15,000 from a bank. The note has a term of 24 months and requires monthly principal and interest payments of $696 with interest at 10.51%. Any unpaid principal and interest is due on April 27, 2003.
As of June 30, 2001, the principal balance was $13,857.

Note 3   Related Party Debt

On April 4, 2001, the Company received a $75,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 4, 2002. Additionally, the note is accruing interest at 6% for a total of $4,500, which is payable in twelve equal monthly installments of $375.
As of June 30, 2001, the balance was $75,000.

On April 11, 2001, the Company received a $25,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 11, 2002. Additionally, the note is accruing interest at 6% for a total of $1,500, which is payable in twelve equal monthly installments of
$125. As of June 30, 2001, the balance was $25,000.

On April 23, 2001, the Company received a $50,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before April 23, 2002. Additionally, the note is accruing interest at 6.5%
for a total of $3,250 which is payable in twelve equal monthly installments of
$271. As of June 30, 2001, the balance was $50,000.

                            CommunicateNow.com, Inc.
                          Notes to Financial Statements
                                 June 30, 2001

On June 15, 2001, the Company received a $30,000 loan from its president and principal stockholder. The principal portion of the note is payable in full on or before June 15, 2002. Additionally, the note is accruing interest at 6% for a total of $1,800 which is payable in twelve equal monthly installments of $150.
As of June 30, 2001, the balance was $30,000.

Note 4   Capital Lease

On April 16, 2001, the Company leased computers for a 36-month term resulting in a capital lease obligation totaling $21,238 with interest of 27.51%. The lease requires monthly principal and interest payments of $872.92. As of June 30,
2001, the balance was $19,493. The computers were recorded as property and equipment and are being depreciated over the estimated useful life of five years.

Note 5   Commitments

On April 1, 2001, the Company executed a lease for office space. This term is
April 1, 2001 to March 31, 2002. The monthly payments are $2,712 per month.

On June 1, 2001, the Company executed an operating lease for additional office space. The term of the agreement is from June 1, 2001 through May 31, 2002. The monthly payments under the lease are $358 per month.

During the three months ended June 30, 2001, the Company entered into various one-year employment agreements providing a base salary/commission structure and aggregate bonuses of up to 400,000 common stock options exercisable at $1.00 per share. The options are issuable only upon achievement of stipulated sales objectives, company profitability or other performance criteria. One agreement included a sign on bonus of 25,000 common shares (see Note 6).

Note 6   Stockholders' Equity

On June 7, 2001 (the "Agreement Date"), the Company issued 25,000 fully vested common shares as a sign on bonus to a new employee. The shares were valued at the trading price of $2.00 on the Agreement Date resulting in a compensation expense of $50,000. As of June 30, 2001, the Company has a total of 700,000 common stock options under employment agreements, which may potentially be issued upon achievement by employees of stipulated criteria. In addition, another 100,000 potential options are issuable under employment agreements entered into in July 2001.

                            CommunicateNow.com, Inc.
                          Notes to Financial Statements
                                 June 30, 2001

Note 7   Going Concern

As reflected in the accompanying financial statements for the six months ended
June 30, 2001, the Company has a net loss of $1,581,442, an accumulated deficit of $3,260,032, net cash used in operations of $697,055, and a working capital deficiency of $602,382. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and generate additional revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company has begun operations and generated sales and related revenues starting November 1, 2000. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.

Note 8   Subsequent Events

     (A) Issuance of Common Stock

     Under a 90 day agreement dated July 11, 2001 (the "Agreement Date") for promotional and marketing services, the Company issued 125,000 fully vested common shares and a stockholder paid the service  provider 75,000 free trading shares. The trading  price of the Company's common stock on the
     Agreement Date was $1.40. The 75,000 shares are treated as contributed capital. The Company recognized an aggregate consulting expense on the
     Agreement Date of $280,000 based on the $1.40 fair market value of the stock.

     (B) Debt

     During July and August 2001, the Company borrowed an aggregate $80,902 from its president and principal stockholder. The notes are dated July 6, 6, 13, and 20, 2001 and August 3, 2001 and are for $13,102, $25,000, $15,000,
     $9,800, and $18,000, respectively. All notes are for a term of five months, except the August 3, 2001 note, which is for four months, bear interest at
     6.5%, and require monthly interest payments aggregating $438.

     (C) Employment Agreements

     The Company entered into two employment agreements in July 2001 providing a base salary/commission structure and aggregate bonuses up to 100,000 common stock options exercisable at $1.00 per share. The options are issuable only upon achievement of stipulated sales objectives, company profitability, or other performance criteria.

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

                      FINANCIAL CONDITION AT JUNE 30, 2001
                          COMPARED TO DECEMBER 31, 2000

     At June 30, 2001 we had total cash of $26,364 and a working capital deficiency of $602,382 compared with cash of $465,724 and working capital of
$378,417 at December 31, 2001. The decrease in working capital results primarily in cash balances and increase accounts payable, accrued liabilities and loans.
The decrease in cash and increase in liabilities resulted from our expenses exceeding our revenues for the six months ended June 30, 2001. This resulted in the use of cash in operations and additional loans obtained from banks and a stockholder. The change in capital stock occurred due to an issuance of 25,000 shares to a new employee as a sign on bonus.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING JUNE 30,2001 COMPARED TO THE
THREE MONTHS ENDING JUNE 30, 2000

REVENUE:

     In April, May and June 2001, we had gross sales contracts of $16,961,
$12,978, and $7,294, respectively; during those same months we had realized revenue of $12,942, $6,353, $7,671 respectively. Our gross sales contracts for the second quarter of 2001 were $37,233. There were no revenues recorded for the three months ending June 30, 2000 since we were still in our development stage of business. The difference in our gross sales contracts of $37,233 and our recognized revenue of $26,966 is from deferring revenue until it is earned throughout the year and recognizing deferred revenue from sales in previous quarters.

OPERATING EXPENSES:

Bad Debt Expense:

     The company has conservatively established an allowance for certain aged receivables resulting in a bad debt expense of $9,188 for the three months ending June 30, 2001.  In the prior years second  quarter there was not any bad debt expense because the company had not generated revenue.

Compensation:

     During the second quarter of 2001, we incurred $202,452 in compensation expense compared to $97,833 for the quarter ending June 30, 2000 or an increase of 107%. This increase in compensation expense primarily resulted from an increase in the number of employees including both administrative and sales reps. The company also recognized $50,000 in non cash stock based compensation that was recorded in June 2001.

Consulting:

     For the quarter ending June 30, 2001, the company had consulting expense of
     $10,905 compared to $25,961 from June 30, 2000 or a 58% decrease. In second quarter of 2000, during the development stage, the company recognized
     $25,961 for consulting services paid by the issuance of stock. The decrease in the consulting expense is due to the company moving out of the development stage of business.

Depreciation and Amortization:

     In  the  second  quarter  for  2001  the  company  had   depreciation   and
     amortization  expense of $31,599  compared to $4,536 for the quarter ending
     June  30,  2000  or a 597%  increase.  The  increase  in  Depreciation  and
     Amortization  is  primarily  due  to  the  company   recognizing   software
     development amortization and the acquisition of new automobiles,  equipment and furniture.

     For the  quarter  ending June 30,  2001,  the amount  included  $16,667 for software  development  amortization  and  $14,932  for  property  plant and equipment depreciation.

General and Administrative:

     For the quarter ending June 30, 2001 the company had $167,898 in General and Administrative expenses compared to $54,431 for the quarter ending June
     30, 2000 or an increase of 208%. The increase in General and Administrative expenses was primarily from the company increasing in size and personal.

     Included in General and Administrative expense was insurance expense for
     $12,277, repairs of $10,384, equipment lease of $24,630, printing and reproduction of $28,140, database lease of $18,750, travel and entertainment of $11,450 and automobile expenses of $13,218.

Professional Fees:

     During the second quarter of 2001, the company had $12,476 in professional fees compared  to $300 for the second quarter of 2000.  The increase of professional fees is due to the company being in their development stage of business for the quarter ending June 30, 2000.

     Included in the professional fees for June 30, 2001 are $7,020 for accounting fees and $5,456 in legal fees.

Software Maintenance:

     For the quarter ended June 30, 2001 the company had $46,800 in software maintenance. The quarter ending June 30, 2000 did not have any software maintenance due to the company being in their development stage.  The software maintenance includes the updates and changes to our point of sale software.

Advertising:

     In the second quarter of 2001, the company had  $46,438 in advertising expense compared to $1,000 for the quarter ending June 30, 2000.  The increase in advertising expense is due to the company  being in their development stage for the second quarter of 2000.  Advertising expense consisted of newspaper ads, billboards, and radio advertisement.

Other Income (Expenses)

Interest Expense:

     During the quarter ending June 30, 2001 we had interest expense of $6,930 compared to $892 for the quarter ending June 30, 2000.  The increase in interest expense was primarily due the company being financed by loans from financial institutions and our primary shareholder, compared  to being financed with equity funds for the quarter ending June 30, 2000.

                            MATERIAL TRENDS OR EVENTS

     Our gross sales contracts for the second quarter fell to $37,233, from
$59,921 in the first quarter of 2001, a decrease of $22,688. This decrease in sales was a result of a loss of sales personnel who were unable to work on a strictly commission basis. We have reorganized the sales force and grown it from approximately 12 to approximately 20 sales personnel and are now paying our sales staff a base pay of $18,000 per year plus a commission of 15%. We believe this new pay structure will allow us to successfully implement our business plan that includes the growth of our present sales force of 20 sales people to a total of 124 sales people by the end of 2001; however there can be no assurance that we will be successful in our efforts to grow our sales force. Our planned sales force growth will require anticipated total estimated capital expenditures of approximately $1,094,600 over the next five months, as follows:

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

     We plan to satisfy these estimated capital expenditures by:

     o    Using our cash of $13,441 as of June 30, 2001;
     o    Our sales revenue;
     o    Loans from our president/principal shareholder and other sources such as financial institutions

     If we are unable to satisfy our capital expenditure requirements using the above sources, we will be unable to remain in business. There can be no assurance that our president/principal shareholder will be able to continue to loan the company money.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, we had limited cash capital resources of approximately
$26,364. We believe that these funds, along with expected revenues, loans from our President/Principal Shareholder and realization of other current assets, will be sufficient to cover our working capital requirements for the next 12 months. Current assets of $72,184 and current liabilities of $674,556 result in working capital deficiency of $602,382 at June 30, 2001. Our total assets of
$498,233 and total liabilities of $714,445, result in a stockholders deficiency of $216,212 at June 30, 2001.

     Our existing cash and future revenues from sales of our Internet display advertisements may be insufficient to fund our operations; accordingly, we may have to seek additional financing from financial institutions or other sources.
We maintain a line of credit of $42,000 with Bank One, which is personally guaranteed by our president. As of June 30, 2001, we borrowed $42,000 against the Bank One line of credit.

     We have borrowed funds from several sources:

1)   On April 27, 2001 we borrowed $15,000 from a bank. The note requires monthly principal and interest payments of $695.73 with interest at 10.51%.
     Any unpaid principal and interest is due on April 27, 2003.  At June 30,
     2001, the principal balance was $13,857.26.

2)   On April 4, 2001, we received a loan of $75,000 from our
     president/principal stockholder.  The principle portion of the note is payable in full on or before  April 4,  2002.  Additionally, the note is accruing interest at 6%. As of June 30, 2001, the principal balance on the loan from our president/principal stockholder was $75,000.

3)   On  April 11, 2001, we received a loan of $25,000 from our president/principal stockholder.  The principle portion of the note is payable in full on or before April 11, 2002.  Additionally, the note is accruing interest at 6%. As of June 30, 2001, the principal balance on the loan from our president/principal stockholder was $25,000.

4)   On  April 23, 2001, we received a loan of $50,000 from  our president/principal stockholder.  The  principle  portion of the  note is payable in full on or before  April 23, 2002.  Additionally, the note is accruing interest at 6.5%. As of June 30, 2001, the principal balance on the loan from our president/principal stockholder was $50,000.

5)   On June 15, 2001, we received a loan of $30,000 from our
     president/principal stockholder.  The principle portion of the note is payable in full on or before July 15, 2001.  Additionally, the note is accruing interest at 6%. As of June 30, 2001, the principal balance on the loan from our president/principal stockholder was $30,000.

We have received additional loans from our president/principal stockholder subsequent to June 30, 2001. On July 6, 2001, we received a $13,101.97 loan from our president/principal stockholder. The principal portion of the note is payable in full on or before December 6, 2001. Additionally, the note is accruing interest at 6.5% for a total of $354.85, which is payable in five equal monthly installments of $70.97. On July 6, 2001, we received a $25,000 loan from our president/principal stockholder. The principal portion of the note is payable in full on or before December 6, 2001. Additionally, the note is accruing interest at 6.5% for a total of $677.05, which is payable in five equal monthly installments of $135.41. On July 13, 2001, we received a $15,000 loan from our president/ principal stockholder. The principal portion of the note is payable in full on or before December 13, 2001. Additionally, the note is accruing interest at 6.5% with monthly interest payments of $81.25 due beginning
August 13, 2001. On July 20, 2001, we received a $9,800 loan from our president/principal stockholder. The principal portion of the note is payable in full on or before December 20, 2001. Additionally, the note is accruing interest at 6.5% for a total of $265.40, which is payable in five equal monthly installments of $53.08. On August 3, 2001, we received an $18,000 loan from our president/principal stockholder. The principal portion of the note is payable in full on or before December 3, 2001. Additionally, the note is accruing interest at 6.5% for a total of $390.00, which is payable in four equal monthly installments of $97.50. There can be no assurance that we will be able to obtain additional financing from our president/principal stockholder.

Our revenues along with other existing fund sources are inadequate to support our operations and planned growth of our sales force, therefore we must seek financing through loans from our officers and directors, loans from financial institutions or debt or equity offerings; however, there can be no assurance that we will be able to obtain financing on satisfactory terms if at all, or raise funds through a debt or equity offering. If we are not successful in our efforts to secure financing in the immediate future to pay payroll and accounts receivable, we will be unable to remain in business.

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

     As reflected in the accompanying financial statements for the three months ended June 30, 2001, we had a net loss from operations of $507,674. For the six months ended June 30, 2001we had net cash used in operations of $697,055. In addition, at June 30, 2001, we had a working capital deficiency of $602,382. As of June 30, 2001, we had no earnings. Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. We have not paid any dividends since our inception. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

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

Item 5  Other Information

        Not applicable

Item 6  Exhibits and Reports on Form 8-K

(a)
EXHIBIT
NUMBER              DESCRIPTION

3.1             Articles of Incorporation**

3.2             Bylaws**

10.1            Promissory Note dated June 15, 2001 between David Hancock and
                CommunicateNow.Com, Inc.

10.2            Promissory Note dated July 6, 2001 between David Hancock and
                CommunicateNow.Com, Inc.

10.3            Promissory Note dated July 6, 2001 between David Hancock and
                CommunicateNow.Com, Inc.

10.4            Promissory Note dated July 13, 2001 between David Hancock and
                CommunicateNow.Com, Inc.

10.5            Promissory Note dated July 20, 2001 between David Hancock and
                CommunicateNow.Com, Inc.

10.6            Promissory Note dated August 3, 2001 between David Hancock and
                CommunicateNow.Com, Inc.

10.7            Employment Agreement between Ruben Trevino and
                CommunicateNow.Com, Inc.

10.8            Employment Agreement between Andrew Tauzin and
                CommunicateNow.Com, Inc.

10.9            Employment Agreement between Dwayne Ryman and
                CommunicateNow.Com, Inc.

10.10           Employment Agreement between Jim Solomon and CommunicateNow.Com,
                Inc.

10.11           Lease Agreement between Business Executive Suites of Texas and
                CommunicateNow.Com, Inc.

10.12           Lease Agreement between Boca Chica Tower and CommunicateNow.Com,
                Inc.

10.13           Lease Agreement between 505 - 525 Atrium, L.P. and
                CommunicateNow.Com, Inc.

10.14           Lease Agreement between 3513, L.C. and
                CommunicateNow.Com, Inc.

10.15           Consulting Agreement between Gulf Atlantic Publishing, Inc. and
                CommunicateNow.Com Inc.

**  Denotes previously filed exhibits to Form SB-2 filed on December 27, 2000

(b)     Reports on Form 8-K.

        None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COMMUNICATENOW.COM

Date: August 17, 2001                    By:
                                        ------------------------------------
                                        , Chairman of the Board
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: August 17, 2001                    By:
                                        ------------------------------------
                                        , Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

Date: August 17, 2001                    By:
                                        ------------------------------------
                                         Director, Senior Vice
                                            President, Treasurer and Secretary
                                              (Principal Financial and
                                                  Accounting Officer)

