Form 10QSB/A
period 2001-06-30
COMMUNICATENOW COM INC
filed 2001-08-17
CIK 1111391

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
                                   FORM 10-QSB/A

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

                               COMMUNICATENOW.COM

Date: August 17, 2001                    By: /s/ David Hancock
                                        ------------------------------------
                                        David Hancock, President,
                                                 Chairman of the Board
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: August 17, 2001                    By: /s/ David Hancock
                                        ------------------------------------
                                        David Hancock, President,
                                                 Chairman of the Board
                                                 and Chief Executive Officer
                                                 (Principal Executive Officer)

