Form 10QSB
period 2001-09-30
COMMUNICATENOW COM INC
filed 2001-11-19
CIK 1111391

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
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from ___________ to__________

                        Commission file number 333-52812

                            COMMUNICATENOW.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                 Delaware                                74-2945581
       (State or other jurisdiction of                  (IRS Employer
        incorporation or organization)                Identification No.)

                       2015 Bird Creek Terrace, Suite 102
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,148,820 common shares as of
November 9, 2001

Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [ ]

                            COMMUNICATE NOW.COM, INC.
                                   FORM 10-QSB

                      THREE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                           Page
PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements (Unaudited)

             Notes to Financial Statements ..............................F-4 - F-5

ITEM 2   Management's Discussion and Analysis of Financial Condition
         And Results of Operations ..........................................6

PART 2   OTHER INFORMATION

                            COMMUNICATENOW.COM, INC.

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                            CommunicateNow.com, Inc.

                                    Contents

                                                                         Page(s)
Balance Sheets                                                             1

Statements of Operations                                                   2

Statements of Cash Flows                                                   3

Notes to Financial Statements                                            4 - 5

                            CommunicateNow.com, Inc.
                                 Balance Sheets

                                September 30, 2001
                                   (Unaudited)      December 31, 2000
                                ------------------  -----------------

         Assets

Current Assets
Cash and cash equivalents         $      1,078        $    465,724
Accounts receivable, net                     -              13,470
Employee advances                            -               6,100
Prepaid expenses                             -               1,000
                                  ------------        ------------
Total Current Assets                     1,078             486,294
                                  ------------        ------------

Property and Equipment, net            160,843             130,254
                                  ------------        ------------

Other Assets
Software development costs, net              -             188,889
                                  ------------        ------------
Total Other Assets                           -             188,889
                                  ------------        ------------

Total Assets                      $    161,921        $    805,437
                                  ============        ============

         Liabilities and Stockholders' (Deficiency) Equity

Current Liabilities
Accounts payable and
  accrued liabilities             $    246,588        $     73,447
Notes payable - current portion              -               6,514
Notes payable - stockholder            411,496              17,000
Deferred revenue                        44,230              11,346
                                  ------------        ------------
Total Current Liabilities              702,314             108,307
                                  ------------        ------------

Long Term Liabilities
Notes payable - net of
  current portion                      108,609              10,161
                                  ------------        ------------

Total Liabilities                      810,923             118,468
                                  ------------        ------------

Stockholders' (Deficiency) Equity
Common stock, $0.0001 par value,
  100,000,000 shares authorized,
  23,148,820 and 22,998,820
  shares issued and outstanding,
  respectively                           2,315               2,300
Additional paid-in capital           3,321,505           2,991,520
Accumulated deficit                 (3,972,822)         (1,678,590)
                                  ------------        ------------
                                      (649,002)          1,315,230
Less deferred consulting expense             -            (628,261)
                                  ------------        ------------
Total Stockholders' (Deficiency)
  Equity                              (649,002)            686,969
                                  ------------        ------------
Total Liabilities and Stockholders'
  (Deficiency) Equity             $    161,921        $    805,437
                                  ============        ============

                 See accompanying notes to financial statements

                            CommunicateNow.com, Inc.
                            Statements of Operations
                                   (Unaudited)
                                                                                From January 31,
                                                                                      2000
                                                                  Nine Months      (Inception)
                                                                     Ended             to
                                Three Months Ended September 30,  September 30,   September 30,
                                       2001           2000            2001            2000
                                  ------------    ------------    ------------    ------------

Revenues                          $     24,178    $          -    $     71,829    $          -
                                  ------------    ------------    ------------    ------------

Operating Expenses
Advertising                              4,161               -         133,428               -
Bad debt expense                        32,241               -          41,429               -
Compensation                            82,911          67,667         422,217         173,667
Consulting                             293,270          21,587         954,735         151,469
Depreciation and amortization           30,548           2,287          88,131           6,823
General and administrative              94,721          60,256         362,868         115,111
Loss on sale of assets                  31,531               -          31,531               -
Loss on software impairment            138,889               -         138,889               -
Professional fees                       11,179          94,460          40,031          94,460
Software maintenance                     9,200               -         136,740          17,736
                                  ------------    ------------    ------------    ------------
Total Operating Expenses               728,651         246,257       2,349,999         559,266
                                  ------------    ------------    ------------    ------------

Loss from Operations                  (704,473)       (246,257)     (2,278,170)       (559,266)

Other Income (Expense)
Interest income                              -               -             680               -
Other income                                 -              40              46               -
Interest expense                        (8,317)           (259)        (16,788)         (1,177)
                                  ------------    ------------    ------------    ------------
Total Other Income (Expense)            (8,317)           (219)        (16,062)         (1,177)
                                  ------------    ------------    ------------    ------------

Net Loss                          $   (712,790)   $   (246,476)   $ (2,294,232)   $   (560,443)
                                  ============    ============    ============    ============

Net loss per share - basic
  and diluted                     $      (0.03)   $      (0.01)   $      (0.10)   $      (0.03)
                                  ============    ============    ============    ============

Weighted average number of shares
  outstanding during the period -
  basic and diluted                 23,133,874      20,580,474      23,046,439      20,331,009
                                  ============    ============    ============    ============

                 See accompanying notes to financial statements

                            CommunicateNow.com, Inc.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                      From
                                                   Nine Months  January 31, 2000
                                                     Ended       (Inception) to
                                                  September 30,   September 30,
                                                      2001            2000
                                                  ------------    ------------
Cash flows from operating activities
Net loss                                          $ (2,294,232)   $   (560,443)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Depreciation and amortization                           88,131           6,823
Impairment of software                                 138,889               -
Stock based consulting fees                            908,261         116,920
Stock based compensation                                50,000               -
Bad debt expense                                        41,429               -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                    (27,959)              -
Employee advances                                        6,100               -
Prepaid expenses                                         1,000               -
Deferred offering costs                                      -          (4,985)
Software development costs                                   -        (200,000)
Increase (decrease) in:
Bank overdraft                                               -          11,442
Accounts payable and accrued liabilities               172,016          21,264
Deferred revenue                                        32,884               -
                                                  ------------    ------------
Net cash used in operating activities                 (883,481)       (608,979)
                                                  ------------    ------------
Cash flows from investing activities
Purchase of property and equipment                     (84,070)        (68,909)
Proceeds on sale of equipment                           15,350               -
                                                  ------------    ------------
Net cash used in investing activities                  (68,720)        (68,909)
                                                  ------------    ------------
Cash flows from financing activities
Proceeds from sale of common stock                           -         645,425
Borrowings from bank                                   126,799          42,000
Borrowing from stockholder                             404,227               -
Repayment of debt to bank                              (34,865)         (2,385)
Repayment of debt to stockholder                        (8,606)              -
Offering costs                                               -          (7,000)
                                                  ------------    ------------
Net cash provided by financing activities              487,555         678,040
                                                  ------------    ------------

Net (decrease) increase in cash
   and cash equivalents                               (464,646)           152

Cash and cash equivalents at beginning of period       465,724               -
                                                  ------------    ------------

Cash and cash equivalents at end of period        $      1,078    $        152
                                                  ============    ============

                 See accompanying notes to financial statements.

                             CommunicateNow.Com Inc.
                          Notes to Financial Statements
                               September 30, 2001

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

Note 2 Discontinued Operations
--------------------------------

On August 20, 2001, (the "Measurement Date"), the Company's Board of Directors
committed to a plan to discontinue the Bizfinders unit of operations which was the only business of the Company. The plan of disposal includes sale of assets, settlement of liabilities and termination of contracts. Accordingly, the statement of operations represents all activity from discontinued operations.

The Company terminated all employees and related employment agreements. Other operating agreements were allowed to lapse without renewal. All known costs of discontinued operations have been accrued as of September 30, 2001.

Note 3 Disposal of Equipment and Impairment of Software
---------------------------------------------------------

During the two months ended September 30, 2001, the Company disposed of various equipment with a book value of $97,176. The Company received cash of $15,350 and satisfied loans or other liabilities of $50,739 resulting in a loss on disposal of $31,531.

As a result of discontinuing its operations, the software has no alternative use and became impaired. The Company recognized an impairment loss of $138,889.

Note 4 Related Party Debt
---------------------------

During July through September 2001, the Company borrowed an aggregate $148,102 from its president and principal stockholder. The notes are dated July 6, 6, 13, and 20, 2001, August 3 and 21, 2001 and September 10, 2001 and are for $13,102,
$25,000, $15,000, $9,800, $18,000, $47,200 and $20,000 respectively. All notes are for a term of five months, except the August and September 2001 notes, which are for four and three months, respectively, bear interest at 6.5%, and require monthly interest payments aggregating $783.

                             CommunicateNow.Com Inc.
                          Notes to Financial Statements
                               September 30, 2001

Note 5 Office Lease Termination
---------------------------------

In August 2001, the Company terminated its office leases by committing to the payment of a termination fee of $3,000. As of September 30, 2001, $2,500 was
due.

Note 6 Stockholders' Equity
-----------------------------

On June 7, 2001 (the "Agreement Date"), the Company issued 25,000 fully vested common shares as a sign on bonus to a new employee. These shares were presented as issuable at June 30, 2001 and were issued in July 2001.

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

Note 7 Legal Matters
----------------------

The Company is subject to three lawsuits from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees which cannot be estimated, the Company has included the aggregate amount of $21,769 in its accounts payable at September 30, 2001.

The Company has included $33,041 of unpaid Federal payroll taxes and employee withholdings in its accounts payable, such amount being subject to IRS liens.

Note 8 Going Concern
----------------------

As reflected in the accompanying financial statements for the nine months ended
September 30, 2001, the Company has a net loss of $2,294,232 and an accumulated deficit of $3,972,822 at September 30, 2001. Net cash used in operations of
$883,481 and a working capital deficiency of $701,236. In addition, the Company has discontinued operations as approved by the Board of Directors on August 20,
2001 (see Note 2). The ability of the Company to continue as a going concern is dependent on the Company's ability to develop or acquire a new business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is investigating new business opportunities and seeking additional funding. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

                    FINANCIAL CONDITION AT SEPTEMBER 30, 2001
                          COMPARED TO DECEMBER 31, 2000

     At September 30, 2001 we had total cash of $1,078 and a working capital deficiency of $701,236 compared with cash of $465,724 and working capital of
$357,417 at December 31, 2001. The decrease in working capital results primarily in cash balances and increase accounts payable, accrued liabilities and loans.
The decrease in cash and increase in liabilities resulted from our expenses exceeding our revenues for the nine months ended September 30, 2001. This resulted in the use of cash in operations and additional loans obtained from banks and a stockholder.

     The company had $160,843 in Property and Equipment as of September 30, 2001
compared to $130,254 on December 31, 2001. The increase in Property and
Equipment came from the company purchasing or financing of $177,845 in assets to maintain operations. Upon the closing of Bizfinders.com, the company disposed of
$97,176 in assets. The company received cash of $15,350 and satisfied loans or other liabilities of $50,739, resulting in a loss on disposal of $31,531.

     The change in capital stock  occurred under a 90-day agreement dated July
11, 2001 for promotional and marketing services. The company issued 125,000 fully vested common shares and a stockholder paid the service provider an additional 75,000 free trading shares. The company recognized an aggregate consulting expense of $280,000 based on the $1.40 fair market value of the stock at the date of the exchange.

      RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2001
                      COMPARED TO THE THREE MONTHS ENDING
                               SEPTEMBER 30, 2000

REVENUE:

     In July and  August, we had gross sales contracts of $5,204 and $5,771 respectively. In July, August and September, the company had realized revenue of
$7,691, $7,774, and $8,713 respectively. Our gross sales contracts for the third quarter of 2001 were $10,975. There were no revenues recorded for the three months ending September 30, 2000 since we were still in our development stage of business. The difference in our gross sales contracts of $10,975 and our recognized revenue of $24,178 is from deferring revenue until it is earned throughout the year and recognizing deferred revenue from sales in previous quarters.

OPERATING EXPENSES:

Advertising:

     In the third quarter of 2001, the company had $4,161 in advertising expense.  The company did not have any advertising expense for the quarter ending September 30, 2000. The increase in advertising expense is due to the company being in their development stage for the third quarter of 2000.
     Advertising expense consisted of newspaper ads, billboards, and radio advertisement.

Bad Debt Expense:

     The company recognized $32,241 in Bad Dept Expense for the period ending
     September 30, 2001. The company does not believe it will be able to collect from its customers since the Company has no sales support for
     Bizfinders.com due to the discontinuance of operations.  In the prior years
     Third quarter there was not any bad debt expense  because the company had not generated revenue.

Compensation:

     During the third quarter of 2001, we incurred $82,911 in compensation expense compared to $67,667 for the quarter ending September 30, 2000 or an increase of 33%. This increase in compensation expense primarily resulted from an increase in the number of employees, including both administrative and sales representatives.  Upon the closure of Bizfinders.com, the company terminated various management  agreements and laid off all Bizfinders sales representatives.

Consulting:

     For the quarter ending September 30, 2001, the company had consulting expense of $293,270 compared to $21,587 from September 30, 2000 or a 1,259%
     increase.  In third  quarter of 2000, during the development stage, the company recognized $21,587 for consulting services paid by the issuance of stock.  The increase in 2001 is due to the company entering into an agreement for promotional and marketing services.  The company issued
     125,000 fully vested common shares and a stockholder paid the service provider an additional75,000 free trading shares.  The company recognized
     $280,000 of consulting expense based on the fair market value of the stock of $1.40 at the agreement date. The remaining $13,270 in consulting expense was from the company paying agencies to locate management and sales representatives for Bizfinders.com.

Depreciation and Amortization:

     In the third quarter for 2001 the company had depreciation and amortization expense of $30,548 compared to $2,287 for the quarter ending September 30,
     2000 or a 1,236% increase. The increase in Depreciation and Amortization is primarily due to the company recognizing software development amortization and the acquisition of new automobiles, equipment and furniture.

     For the quarter ending September 30, 2001, the amount included $16,667 for software development amortization prior to recognition of an impairment loss on the software and  $13,882 for property plant and equipment depreciation.

General and Administrative:

     For the quarter ending September 30, 2001 the company had $94,721 in
     General and Administrative expenses compared to $60,256 for the quarter ending September 30, 2000 or an increase of 57%.  The increase in General and Administrative expenses was primarily from the company increasing in size and personal.

     Included in General and Administrative expense was office supplies expense for $2,029, repairs of $3,139, equipment lease of $21,917, printing and reproduction of $28,140, database lease of $12,500, travel and entertainment of $5,214 and automobile expenses of $3,336.

Loss on Sale of Assets:

     During the three months ended September 30, 2001, the company disposed of various furniture and equipment with a book value of $97,176.  The company satisfied loans or other liabilities of $50,739 and received $15,350 in cash resulting in a loss of disposal of $31,531.

Loss on Software Impairment:

     The company recognized $138,889 of impairment loss for the quarter ending
     September 30, 2001 due to the discontinuing of operations. The software had no alternative use and became impaired.

Professional Fees:

     During the third quarter of 2001, the company had $11,179 in professional fees compared to $94,460 for the third quarter of 2000.  The decrease of professional fees is due to the company entering into various agreements during the third quarter of 2000.  The company issued 75,000 shares for legal services during the third quarter of 2000 and had additional expenses of $12,124 in legal fees.

     Included in the professional fees for the third quarter of 2001 the company had $8,089 in accounting fees and $3,090 in legal fees.

Software Maintenance:

     For the quarter ended September 30, 2001 the company had $9,200 in software maintenance.  The quarter ending September 30, 2000 did not have any software maintenance due to the company being in their development stage.
     The software maintenance includes the updates and changes to our point of sale software.

Other Income (Expenses)

Interest Expense:

     During the quarter ending September 30, 2001 we had interest expense of
     $8,317 compared to $259 for the quarter ending September 30, 2000.  The increase in interest expense was primarily due the company being financed by loans from financial institutions and a primary shareholder, compared to being financed with equity funds for the quarter ending September 30, 2000.

                            MATERIAL TRENDS OR EVENTS

     The Company ceased operation of its primary business product,
Bizfinders.com and terminated all employees except one bookkeeper as of August
15, 2001. In Addition on or about August 21, 2001 two of the company's directors resigned. As of September 30, 2001 its president with the aid of one part time employee, a bookkeeper, was operating the company. The decision was made to cease operation of Bizfinders.com because of a lack of adequate sales and insufficient operating capital. It is the company's plan to pursue other business opportunities while continuing to support Bizfinders.com advertising customers until all advertising subscriptions have been satisfied. If we are unable to financially support the infrastructure to keep the Bizfinders.com's customers display advertisements active until the advertisement agreements expire, we will be unable to remain in business. There can be no assurance that we will be able to remain in business or that we will be successful in the development of other business opportunities.

The Company has made the following Government filings without paying the taxes due. If the Company is unable to pay these taxes when demand is made, then liens may be placed on the Companies assets.

     a)   Employer's Quarter Federal Tax Return (941).  We owe $33,041.44 plus penalty and interest that will be assessed for not including the money due when we filed the return.

     b)   Texas State Sales Tax Return. We owe $858.13 plus penalty and interest that will be assessed for not including the money due when we filed the return.

     c)   Texas Corporation Franchise Tax Report/Return.  We owe $3,288.08 plus penalty and interest that will be assessed for not including the money due when we filed the return.

There can be no assurance the Company will be able to pay the above when demand is made.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, we had limited cash capital resources of approximately $1,078. We believe that these funds, along with loans from our
President/Principal Shareholder, loans from financial institutions and debt or equity offerings will be sufficient to cover our working capital requirements for the next 12 months. Current assets of $1,078 and current liabilities of
$702,314 result in working capital deficiency of $701,236 at September 30, 2001.
Our total assets of $161,921 and total liabilities of $810,923, result in a stockholders deficiency of $649,002 at September 30, 2001.

Our existing cash is insufficient to fund our operations; accordingly, we will have to seek additional financing from financial institutions or other sources.
We maintain a line of credit of $42,000 with Bank One, which is personally guaranteed by our president. As of September 30, 2001, we borrowed $42,000 against the Bank One line of credit.

     We have borrowed funds from several sources:

1)   **On July 6, 2001, we received a loan of $13,102 from our
     president/principal stockholder. The principle portion of the note is payable in full on or before December 6, 2001.  Additionally, the note is accruing interest at 6.5%. As of September 30, 2001, the principle balance on the loan form our president/principal stockholder was $13,102.

2)   **On July 6, 2001, we received a loan of $25,000 from our
     president/principal stockholder.  The principle portion of the note is payable in full on or before December 6, 2001.  Additionally, the note is accruing interest at 6.5%. As of September 30, 2001, the principle balance on the loan form our president/principal stockholder was $25,000.

3)   **On July 13, 2001, we received a loan of $15,000 from our president/principal stockholder.  The principle portion of the note is payable in full on or before December 13, 2001.  Additionally, the note is accruing interest at 6.5%. As of September 30, 2001, the principle balance on the loan form our president/principal stockholder was $15,000.

4)   **On July 20, 2001, we received a loan of $9,800 from our
     president/principal stockholder. The principle portion of the note is payable in full on or before December 20, 2001.  Additionally, the note is accruing interest at 6.5%. As of September 30, 2001, the principle balance on the loan form our president/principal stockholder was $9,800.

5)   **On August 3, 2001, we received a loan of $18,000 from our president/principal stockholder.  The principle portion of the note is payable in full on or before  December 3, 2001.  Additionally, the note is accruing interest at 6.5%. As of September 30, 2001, the principle balance on the loan form our president/principal stockholder was $18,000.

6)   On August 21, 2001, we received a loan of $47,200 from our president/principal stockholder.  The principle portion of the note is payable in full on or before December 21, 2001.  Additionally, the note is accruing interest at 6.5%. As of September 30, 2001, the principle balance on the loan form our president/principal stockholder was $47,200.

7)   On September 10, 2001, we received a loan of $20,000 from our president/principal stockholder.  The principle portion of the note is payable in full on or before December 10, 2001.  Additionally, the note is accruing interest at 6.5%. As of September 30, 2001, the principle balance on the loan form our president/principal stockholder was $20,000.

     **Denotes previously filed exhibits to 10QSB filed second quarter 2001

Because we currently have no revenues and because our capital is inadequate to support our operations we must seek financing through loans from our officers, directors, financial institutions and or debt/equity offerings; however, there can be no assurance that we will be able to obtain financing on satisfactory terms if at all, or raise funds through a debt or equity offering. If we are not successful in our efforts to secure financing in the immediate future to cover the Bizfinders.com server operation expenses, pay taxes and accounts receivable, we will be unable to remain in business.

MATERIAL SEASONAL ASPECTS

We have not identified any seasonal aspects that would have a material effect on our ability to sell our Internet display advertisements.

PART II OTHER INFORMATION

Item 1   Legal Proceedings

We are involved in the following legal proceedings that my be material to our continuing in business:

a)   On August 28, 2001 the Company received a citation/summons that Lamar
     Advertising is suing it for unpaid advertising in the amount of $6,666.80.
     Lamar is seeking the $6,666.80 plus court and attorney fees.

b)   On October 24, 2001 the Company received a citation/summons that Sales
     Consultants of Boston is suing it for unpaid placement fees in the amount of $9,375.00. Sales Consultants of Boston is seeking the $9,375.00 plus court and attorney fees.

c)   On November 02, 2001 the Company received a citation/summons that Vvm Inc is suing it for unpaid Internet service fees in the amount of $5,727.32.
     VVM, Inc. is seeking the $5,727.32 plus court and attorney fees.

d)   We have not paid the final wages to a former officer of the Company, Dennis
     Bash due to a dispute over the amount owed. Mr. Bash filed a claim with the
     State of Texas pursuant to Chapter 61 of the Texas Labor Code.  We have received a ruling from the State of Texas in accordance with Chapter 61 saying Mr. Bash is entitled to $8,077.02. We must pay this amount or appeal the ruling no later than November 27, 2001

While the Company will aggressively defend its self in each of these lawsuits/legal proceedings, there can be no assurance that it will be successful in its defense. If the company is unsuccessful in its' defense, judgments may be rendered against the company and it's assets.

Item 2   Changes in Securities and Use of Proceeds

Working Capital restrictions and other limitations upon the payments of dividends:

     As reflected in the accompanying financial statements for the three months ended September 30, 2001, we had a net loss from operations of $712,790. For the nine months ended September 30, 2001 we had net cash used in operations of
$883,481. In addition, at September 30, 2001, we had a working capital deficiency of $701,236. As of September 30, 2001, we had no earnings. Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. We have not paid any dividends since our inception. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3   Defaults Upon Senior Securities

         Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5   Other Information

         Not applicable

Item 6   Exhibits and Reports on Form 8-K

(a)
EXHIBIT
NUMBER         DESCRIPTION

3.1      Articles of Incorporation**

3.2      Bylaws**

10.1     Promissory Note dated August 21, 2001 between David Hancock and
         CommunicateNow.Com, Inc.

10.2     Promissory Note dated September 10, 2001 between David Hancock and
         CommunicateNow.Com, Inc.

10.3     Lease Agreement between 3513, L.C. and CommunicateNow.Com, Inc

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

                               COMMUNICATENOW.COM

Date: November 16, 2001                    By:/s/ David Hancock
                                        ------------------------------------
                                        David Hancock, Chairman of the Board
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: November 16, 2001                    By:/s/ David Hancock
                                        ------------------------------------
                                        David Hancock, Chairman of the Board
                                              and Chief Executive Officer
                                              (Principal Executive Officer)

