Form 10KSB
period 2001-12-31
COMMUNICATENOW COM INC
filed 2002-05-13
CIK 1111391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2001

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-52812

                             COMMUNICATENOW.COM INC

                 (Name of small business issuer in its charter)

                    Delaware                          74-2945581
          (State or other jurisdiction       (I.R.S. Employer incorporation
                  organization)                   or Identification No.)

                               310 Kitty Hawk Road
                            Universal City, TX 78148
                    (Address of principal executive offices)
                                   (Zip Code)

                    Issuer's telephone number (210) 566-7327

         Securities registered under Section 12(b) of the Exchange Act:
                              Common Stock, $0.0001

         Securities registered under Section 12(g) of the Exchange Act:
                                      none
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $97,601.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2001 was approximately
$179,929 based on the bid price on the OTC Bulletin Board. Shares held by non-affiliates were determined using beneficial ownership rules adopted pursuant to Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten percent stockholders, some of which may not be held to be affiliates upon judicial determination.

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2001 was approximately 23,148,820.

Transitional Small Business Disclosure Format (check one):
Yes   No X

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this
Report on Form 10-KSB include "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act")
and Section 21E of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates,"
"estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in business opportunities we choose. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors;
(b) changes in government regulation ;(c) our failure to manage our growth and integrate businesses acquired or to be acquired; and (e) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements made herein, or incorporated by reference into this Annual Report on Form 10-KSB or in any document or statement referring to this Report on Form 10-KSB.

                                     PART I
Item 1. BUSINESS

COMPANY OVERVIEW

General. Our company, CommunicateNow.com Inc. (the company) was incorporated on
January 31, 2000 under the laws of the state of Delaware and has elected a fiscal year end of December 31. The Company operated a website business,
Bizfinders.com (www.bizfinders.com) containing a business information database consisting of names, addresses, and phone numbers of approximately 11 million
U.S. businesses. Visitors to this website used a search engine to locate businesses. Bizfinders was operational in 2001 and revenue was derived from
Internet display advertisements that appeared on the website. CommunicateNow.com
Inc. sales people sold the advertising through point of sale visits. On August
20, 2001 the Board of Directors of CommunicateNow.com Inc. committed to a plan to discontinue the Bizfinders unit of operations that was the only business of the Company.

The plan of disposal includes sale of assets, settlement of liabilities and termination of contracts. The Company terminated all employees and related employment agreements on August 20, 2001. All operating agreements were allowed to expire without renewal.

Our business address is 310 Kitty Hawk Road, Universal City, Texas 78148 and the
telephone number is 210-566-7327.

The Company was incorporated on January 31, 2000 and was in the development stage until the first quarter of 2001, and the Company ceased all operations in
August 2001. Since August 2001 the Company has been considering various opportunities to acquire oil and gas leases and production in the United States.
While the Company's focus has been on oil and gas opportunities, the Company is not limiting itself to this industry and will consider any business operation that is feasible.

Regulatory Environment

Should the Company be successful in it's efforts to acquire oil and gas leases,
Governmental authorities may impose obstacles to the production and sale of oil and gas through laws or regulations. Tax and energy legislation may be enacted, the total effect of which is unknown. Various types of mineral properties have come under attack in certain areas because of their potential impact upon the surrounding environment. Therefore, leases or production in which the Company may have an interest could be adversely affected by either governmental regulations or private litigation involving such environmental concerns. The
Company is not able to predict the outcome of such controls, regulations or laws.

Current Operations

The Company has not operated a business since the Director's made the decision to cease Bizfinders operations in August of 2001. Since August the company has been actively seeking oil and gas leases for acquisition and operation.

PRODUCTS AND SERVICES

The Company has no product or services at this time.

CUSTOMERS

SALES AND MARKETING

The Company is no longer engaged in sales and marketing efforts.

OPERATIONS AND MERCHANDISING

Currently there are no operations or merchandising activities.

INTELLECTUAL PROPERTY

In general, we do not believe that our intellectual property is material to our ability to acquire oil and gas leases. Because we discontinued Bizfinders operations and because our software has no alternative use our software and intellectual property associated with it is impaired and we have recognized an impairment loss of $138,889.

ACQUISITIONS

To take advantage of existing market opportunities and execute our strategy, from time to time we will enter discussions with independent oil and gas operators and related companies regarding potential acquisitions. As a fundamental principle, we are committed to acquiring well-performing oil and gas properties in the United States.

In evaluating a oil or gas property for potential acquisition, we consider 1)
historical financial statements and tax returns, 2) operational data, 3)
management and employee information, 4) material contracts, including customer and vendor contracts, 5) financing arrangements, 6) regulatory information and
7) litigation history. To assess the reasonableness of the purchase price offered by a seller in connection with a particular acquisition, we also consider the availability and terms of owner financing, including the rate of return and payback period.

Once we acquire a business, we seek to implement our business model by focusing on recovery operations, improving fundamental business processes and increasing individual well production and profitability.

COMPETITION

The oil and gas operation business is highly competitive. Additionally, the oil and gas industry is rapidly evolving, and therefore intensely competitive. Our competitors can be divided into several groups: (i) small Independent operators,
(ii) mom and pop operations (iii) large corporations like Enron or Exxon (iv)
and the OPEC countries.

We believe that we will compete primarily on the basis of: (i) Focus on individual well production increase, (ii) implementation of the latest technologies to improve production, (iii) a marketing campaign centered on the concept of America's goal of energy independence.

We believe that many of our competitors have longer operating histories, greater name recognition, and significantly greater financial, marketing and other resources. Some of our competitors may be able to secure oil and gas properties on more favorable terms. Furthermore, many of our competitors can devote substantially more resources to their oil and gas operations/development.

EMPLOYEES

As of December 31, 2001, we had no paid employees and only one officer/director.

CERTAIN BUSINESS FACTORS

We depend on acquisitions for growth

All of our revenue and profit growth will depend on our ability to complete and assimilate acquired businesses. Our ability to acquire oil and gas properties will depend on a number of factors, such as the availability of attractive target properties, the availability of financing, and market factors that may limit our ability to use our stock for acquisitions. In addition, we compete for acquisition candidates with buyers who have greater resources and may be able to offer more consideration to acquisition candidates. If we are unable to acquire suitable properties, our ability to expand our operations and execute our business strategy will be adversely affected.

We must integrate our acquired businesses

We are dependent on our ability to attract and retain key management and technical personnel

Our success depends to a significant extent on our ability to attract and retain key personnel. In particular, we are dependent on our senior management and his experience in the oil and gas industry.

We are subject to changes in government regulations

Our common stock trades infrequently and our stock price may be volatile

We cannot ensure that an active trading market for our common stock exists or will exist in the future. Even if the trading market for our common stock exists, the price at which the shares of common stock trade is likely to be subject to significant volatility. The market for our common stock may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perceptions of us, and general economic and similar conditions.

Our common stock is subject to the "penny stock" rules

Our common stock currently trades on the OTC Bulletin Board. Therefore, we cannot provide any assurances that a liquid trading market will exist at the time any investor desires to dispose of any shares of our common stock. In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors
(generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-seller to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of our common stock.

We do not anticipate paying any dividends

We do not plan to pay any dividends in the near future, and plan to invest available cash in acquiring new businesses and growing existing businesses. In addition, our senior credit facility prohibits the payment of any dividends.

Item 2. PROPERTY

We maintain our corporate offices in a Universal City, Texas, building on Kitty
Hawk Road. We currently to not have a lease on this office space and we are not paying rent on this space. It is being provided to the Company by our officer/director free of charge. We expect we will have to lease more substantial office space later this year and that the cost of the space may be material to our operations.

Item 3. LEGAL PROCEEDINGS

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees excluding legal fees, which cannot be estimated. The Company has included all amounts in its accounts payable at December 31, 2001 including three judgments for approximately
$ 23,600.00, one to a former officer in the approximate amount of $ 8,600 and one to VVM Media in the approximate amount of $ 6,500 and one to Lamar
Advertising in the approximate amount of $8,500.

The Company is subject to a lawsuit from one shareholder who invested $100,000 in the Company for 100,000 common shares of CMNW stock during a private placement. The Company will vigoursly defend this lawsuit and believes there are no merits for this lawsuit, and a favorable ruling for the Company is expected.

The Company has included $37,341 of unpaid Federal payroll taxes and employee withholding and related penalties and interest in its accrued expenses and this amount is subject to IRS liens on the companies assets.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2001, we did not submit any matters to a vote of our security holders.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

We have only one class of outstanding shares, common stock, $.0001 par value, that is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment.
There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for purchase funds. The Company's Common
Stock is currently traded on the OTC Bulletin Board under the symbol "CMNW".

MARKET PRICES OF OUR COMMON STOCK

The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of our Common Stock as reported on the OTC
Bulletin Board. The market quotations presented reflect inter- dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

COMMON STOCK
CLOSING PRICES
                                                               HIGH LOW
                                                         (Approximate values)
FISCAL 2001
FISCAL 2001
     First Quarter               NOT APPLICABLE
     Second Quarter             $2.25     $0.07
     Third Quarter              $1.42     $0.20
     Fourth Quarter             $0.22     $0.08

The closing price for the Company Common Stock on December 31,2001 as reported on the OTC Bulletin Board was $0.06.

STOCKHOLDERS

As of December 31, 2001 there were 91 holders of record of the common stock according to the records maintained by our transfer agent. As of December 31,
2001 we had approximately 148 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

Communicate Now. Com., Inc. did not pay any dividends on the common stock during our most recent fiscal year, and we do not intend to pay any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this
Report on Form 10-KSB include "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act")
and Section 21E of the Securities Exchange Act of 1934, as amended (the
"Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of the terms "expects," "will," "anticipates,"
"estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to our business plans, programs, trends, results of future operations, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans would be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements, such as statements regarding our belief with respect to the sufficiency of capital resources, our ability to complete and assimilate acquisitions, and our ability to compete in business opportunities we choose. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing or new competitors;
(b) changes in government regulation ;(c) our failure to manage our growth and integrate businesses acquired or to be acquired; and (e) our failure to attract or retain key employees. We do not undertake to update any forward-looking statements contained herein. For a more complete discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this report. Readers are cautioned not to place undue reliance on any forward-looking statements made herein, or incorporated by reference into this Annual Report on Form 10-KSB or in any document or statement referring to this Report on Form 10-KSB.

RESULTS OF OPERATIONS

Revenues. For the Year ended December 31, 2001 the Company had total revenues of
97,601 derived from the sale of Internet display advertising. This revenue was realized between January 01, 2001 and September of 2001. The company ceased all operations of its only business unit, Bizfinders in August and therefore revenue ceased.

Operating Expenses. For the year ended December 31, 2001 the Company had total operating expenses of $2,490,648. These expenses were primarily accrued during the first 9-months of 2001 while the company was operating its Bizfinders unit.
Because the company's revenue was less than the expenses the company had a loss from operations of $ 2,393,047.

Material Trends or Events:

The Company ceased operation of its only business product, Bizfinders and terminated all employees on August 20, 2001. In addition two of the companies directors, Bill Elliott and Randal LeBlanc resigned on August 21, 2001. The
Companies President and Chairman of the Board of Directors, David Hancock
resigned on December 31, 2001. In an emergency meeting of the Board of Directors held on January 01, 2002, Charles Bitters was appointed to serve as Director,
Corporation Secretary, and Vice President of Operations/marketing. On January
15, 2002 Jackie Winkler, a Director resigned leaving Charles Bitters the Sole
Director, Secretary and Officer.

It is the Company's plan under the direction of Charles Bitters to develop other business opportunities in the oil and gas lease arena. There can be no assurance that the company will be able to remain in business or that Mr. Bitters will be successful in his efforts to develop other business opportunities.

During the five months ending on December 31, 2001, the company disposed of various equipment with a book value of $ 139,962. The Company received cash of
$15,350. , and satisfied loans or other liabilities of $73,814., resulting in a loss on disposal of $50,798. Further, the company determined that all remaining equipment was impaired for financial accounting purposes. An estimated impairment loss was recognized for $109,806, the net book value of the equipment and furniture. Subsequent to December 31, 2001, that impaired equipment and furniture was sold for approximately $4,000 to satisfy overdue rent.

Liquidity and Capital Resources:

As of December 31, 2001 the company had limited cash resources of approximately
$40.00. This cash is insufficient to fund operations and the company is seeking additional financing from financial institutions or other sources. The company believes it will be able to secure financing as needed to implement it's plan to acquire oil and gas properties, however than can be no assurance the company will be able to survive.

Material Seasonal Aspects:

The Company has not identified any seasonal aspects that would have a material effect on our ability to maintain our current efforts to acquire oil and gas properties.

Item 7. FINANCIAL STATEMENTS

The financial statements required by this Item are SET FORTH BEGINNING ON PAGE
HEREOF.

                            Communicate Now.com, Inc.

                              Financial Statements

                                December 31, 2001

                            Communicate Now.Com, Inc.

                                    Contents

                                                                      Page(s)

Independent Auditors' Report                                           1

Balance Sheet at December 31, 2001                                     2

Statements of Operations for the year ended December 31, 2001
and from January 31, 2000 (Inception) to December 31, 2000             3

Statements of Changes in Stockholders' Deficiency for the year ended December 31, 2001and from January 31, 2000 (Inception)
to December 31, 2000                                                   4

Statements of Cash Flows for the year ended December 31, 2001
and from January 31, 2000 (Inception) to December 31, 2000             5

Notes to Financial Statements                                          6 - 15

                          Independent Auditors' Report

To the Board of Directors of:
Communicate Now.com, Inc.

We have audited the accompanying balance sheet of Communicate Now.com, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended and from January
31, 2000 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Communicate Now.com, Inc. as of
December 31, 2001, and the results of its operations and its cash flows for the year then ended and from January 31, 2000 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of
America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has ceased operations, liquidated substantially all assets, and is in default on certain related party notes payable and on certain notes payable to banks. This matter raises substantial doubt about its ability to continue as a going concern. Management's Plan in regards to this matter is also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 29, 2002

                            Communicate Now.com, Inc.
                                  Balance Sheet
                                December 31, 2001

                                     Assets
                                     ------
Current Assets
Cash                                                                   $           40
                                                                        ---------------
                                                                        ---------------
Total Current Assets                                                               40
                                                                        ===============

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current Liabilities
Cash overdraft                                                         $         6,200
Note payable - related party                                                   411,495
Loan payable - officer                                                           9,847
Notes payable to banks                                                          61,357
Lease payable                                                                   18,353
Accounts payable                                                               220,836
Accrued expenses and other liabilities                                          45,929
                                                                        ---------------

Total Current Liabilities                                                      774,017
                                                                        ---------------
                                                                        ---------------

Stockholders' Deficiency
Common stock, $0.0001 par value, 100,000,000 shares authorized,
  23,148,820 shares issued and outstanding                                       2,315
Additional paid-in capital                                                   3,321,505
Accumulated deficit                                                         (4,097,797)
                                                                        ---------------

Total Stockholders' Deficiency                                                (773,977)
                                                                        ---------------

Total Liabilities and Stockholders' Deficiency                            $         40
                                                                        ===============

                 See accompanying notes to financial statements.

                                      F-2

                            Communicate Now.com, Inc.
                            Statements of Operations

                                                                    Year Ended December        From January 31, 2000
                                                                                                  (Inception) to
                                                                         31, 2001                December 31, 2000
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------
Revenues                                                       $                  97,601   $                   1,046

Operating Expenses
Compensation                                                                     424,527                     287,479
Consulting                                                                       954,735                     854,657
Depreciation and amortization                                                     96,826                      23,102
General and administrative                                                       692,096                     511,233
Bad debt                                                                          22,971                        -
Impairment loss                                                                  248,695                        -
Loss on sale of assets                                                          50,798                        -
                                                                  ------------------------    ------------------------
                                                                  ------------------------    ------------------------
Total Operating Expenses                                                       2,490,648                   1,676,471
                                                                  ------------------------    ------------------------

Loss from Operations                                                          (2,393,047)                 (1,675,425)

Other Income (Expense)
Interest income                                                                      729                        -
Other income                                                                         670                        -
Interest expense                                                                 (27,559)                     (3,165)
                                                                  ------------------------    ------------------------
Total Other Income (Expense)                                                     (26,160)                     (3,165)
                                                                  ------------------------    ------------------------

Net Loss                                                       $              (2,419,207)  $              (1,678,590)
                                                                  ========================    ========================
                                                                  ========================    ========================

Net loss per share - basic and diluted                         $                   (0.10)  $                   (0.08)
                                                                  ========================    ========================

Weighted average number of shares outstanding during the
   period - basic and diluted                                                 23,072,245                  20,710,276
                                                                  ========================    ========================

                 See accompanying notes to financial statements.

                            Communicate Now.com, Inc.
                Statements of Changes in Stockholders' Deficiency
                      From January 31, 2000 (Inception) to
                                December 31, 2001

                                                                                           Additional
                                                                                             Paid-In          Accumulated
                                                                Common Stock                 Capital            Deficit
                                                       -------------------------------
                                                           Shares            Amount
                                                       ----------------    -----------    --------------    -----------------
Common stock issued for services to founders               20,000,000   $      2,000   $          -      $             -

Common stock issued for cash                                1,423,900            143         1,423,757                 -

Common stock issued for services                            1,574,920            157         1,574,763                 -

Offering costs                                                   -              -               (7,000)                -

Net loss from January 31, 2000 (inception) to
December 31, 2000                                                -              -                 -              (1,678,590)
                                                       ----------------    -----------    --------------    -----------------

Balance, December 31, 2000                                 22,998,820          2,300         2,991,520           (1,678,590)

Amortization of deferred consulting expense                      -              -                 -                    -

Common stock issued for services to employee                   25,000              3            49,997                 -

Common stock issued for services to vendor                    125,000             12           174,988                 -

Common stock paid to vendor by stockholder                       -              -              105,000                 -

Net loss, 2001                                                   -              -                 -              (2,419,207)
                                                       ----------------    -----------    --------------    -----------------

Balance, December 31, 2001                                 23,148,820   $      2,315   $     3,321,505   $       (4,097,797)
                                                       ================    ===========    ==============    =================

-Continue-

                                                                Deferred
                                                               Consulting
                                                                 Expense             Total

                                                              --------------     --------------
Common stock issued for services to founders               $          -       $      2,000

Common stock issued for cash                                          -          1,423,900

Common stock issued for services                                  (628,261)        946,659

Offering costs                                                        -             (7,000)

Net loss from January 31, 2000 (inception) to
December 31, 2000                                                     -         (1,678,590)
                                                              --------------     --------------

Balance, December 31, 2000                                        (628,261)        686,969

Amortization of deferred consulting expense                        628,261         628,261

Common stock issued for services to employee                          -             50,000

Common stock issued for services to vendor                            -            175,000

Common stock paid to vendor by stockholder                            -            105,000

Net loss, 2001                                                        -         (2,419,207)
                                                              --------------     --------------

Balance, December 31, 2001                                 $          -       $   (773,977)
                                                              ==============     ==============

                 See accompanying notes to financial statements.

                            Communicate Now.Com, Inc.
                            Statements of Cash Flows

                                                                     Year Ended December        From January 31, 2000
                                                                                                    (Inception) to
                                                                           31, 2001               December 31, 2000
                                                                    -----------------------     -----------------------
                                                                    -----------------------     -----------------------
Cash Flows from Operating Activities
Net loss                                                         $             (2,419,207)   $             (1,678,590)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Depreciation and amortization                                                      96,826                      23,102
Stock issued for services                                                         958,261                     948,659
Loss on sale of assets                                                             50,798                        -
Impairment loss                                                                   248,695                        -
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                                 2,124                     (13,470)
Employee advances                                                                   6,100                      (6,100)
Prepaid expenses                                                                    1,000                      (1,000)
Increase (decrease) in:
Accounts payable and accrued liabilities                                          193,318                      73,447
Deferred revenue                                                                     -                         11,346
                                                                    -----------------------     -----------------------
Net Cash Used in Operating Activities                                            (862,085)                   (642,606)
                                                                    -----------------------     -----------------------

Cash Flows from Investing Activities
Purchase of property and equipment                                               (145,102)                   (125,570)
Proceeds from sale of property and equipment                                       15,350                        -
Payment of software development costs                                              -                        (200,000)
                                                                    -----------------------     -----------------------
Net Cash (Used in) Investing Activities                                          (129,752)                   (325,570)
                                                                    -----------------------     -----------------------

Cash Flows from Financing Activities
Bank overdraft                                                                      6,200                        -
Borrowings from banks                                                             118,496                      42,000
Repayment of debt to banks                                                           -                        (42,000)
Borrowing from related parties                                                    404,342                      35,000
Repayment of debt to related parties                                                 -                        (18,000)
Payments on lease obligation                                                       (2,885)                       -
Proceeds from sale of common stock                                                   -                      1,423,900
Offering costs                                                                      -                         (7,000)
                                                                    -----------------------     -----------------------
Net Cash Provided by Financing Activities                                         526,153                   1,433,900
                                                                    -----------------------     -----------------------

Net (Decrease) Increase in Cash                                                  (465,684)                    465,724

Cash and Cash Equivalents at Beginning of Period                                  465,742                        -
                                                                    -----------------------     -----------------------

Cash and Cash Equivalents at End of Period                       $                     40    $                465,724
                                                                    =======================     =======================

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest                                                         $                 26,577    $                  3,165
                                                                    =======================     =======================

                 See accompanying notes to financial statements.

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note 1  Summary of Significant Accounting Policies and Organization

         (A) Nature of Business and Summary of Significant Accounting Policies

         Communicate Now.com, Inc. (the "Company") was incorporated on January
         31, 2000 under the laws of the State of Delaware and has elected a fiscal year end of December 31.

         The Company operated a website, www.bizfinders.com, containing a business information database consisting of names, addresses, and phone numbers of approximately 11 million U.S. businesses. Visitors to this website used a search engine to locate businesses. The website became operational on November 1, 2000. Revenue was derived from Internet display advertisements that appear on the website, which were developed at point-of-sale visits by the Company's sale representative to customer sites.

         The Company left the development stage in the first quarter of 2001. In
         August 2001, the Company ceased all operations. (See Note 2)

         (B) Use of Estimates

         In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, revenues, and expenses during the reported period. Actual results may differ from these estimates.

         (C) Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) Property and Equipment

         Property and equipment were stated at cost, less accumulated depreciation. All property and equipment was written off as impaired as of December 31, 2001. (See Note 3) Depreciation was provided using the straight-line method over the estimated useful lives of the assets of five to seven years.

         (E) Software Development Costs

         In accordance with EITF Issue No. 00-2, the Company accounts for its website advertisement development software in accordance with Statement of Position No. 98-1 "Accounting for the Costs of Computer Software
         Developed or Obtained for Internal Use" ("SOP 98-1").

         SOP 98-1 requires the expensing of all costs of the preliminary project stage and the training and application maintenance stage and the capitalization of all internal or external direct costs incurred during the application development stage. The Company amortizes the capitalized cost of software developed or obtained for internal use over an estimated life of three years.

         Internal use software license fees paid to third parties are charged to operations as incurred.

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

         (F) Long-Lived Assets

         The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the non-discounted future cash flows of the enterprise are less than their carrying amount, their carrying amounts are reduced to fair value and an impairment loss is recognized.

         (G) Revenue Recognition

         The Company records advertisement sales at the time of the contract as accounts receivable and a deferred revenue liability. Revenues are recognized over the one-year contract period as earned.

         (H) Advertising

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising costs for the year ended December 31, 2001 and from January 31, 2000 (inception) to December 31, 2000 was $133,428 and
         $31,652, respectively.

         (I) Stock-Based Compensation

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB")
         Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
         Compensation," which permits entities to provide pro forma net income
         (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS
         No. 123 had been applied.

         The Company accounts for stock options issued to non-employees for goods or services in  accordance  with the fair value method of SFAS
         123.

         (J) Income Taxes

         The Company accounts for income taxes under the Financial Accounting
         Standards Board Statement of Financial Accounting Standards No. 109
         "Accounting for Income Taxes" ("Statement 109"). Under Statement 109,
         deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

         (K) Net Loss Per Common Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) available to common stockholder by the weighted-average number of common shares outstanding for the period. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The assumed exercise of common stock equivalents was not utilized in 2001 and 2000 since the effect was antidilutive due to the net losses. At December 31, 2001, there were no common stock options outstanding, which may dilute future earnings per share.

         (L) Fair Value of Financial Instruments

         Statement of Financial Accounting Standards No. 107, "Disclosures about
         Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

         The carrying amounts of the Company's short-term financial instruments, including accounts payable, accrued and other liabilities, and notes payable, approximate fair value due to the relatively short period to maturity for these instruments.

         (M) New Accounting Pronouncements

         The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

         Statement  No. 141 "Business Combinations"  establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 142 "Goodwill and Other Intangible Assets" provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to
         SFAS 141, and the manner in which intangibles and goodwill should be accounted for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method.
         Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

         Statement No. 143, "Accounting for Asset Retirement  Obligations."
         requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after
         June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 144 "Accounting for the Impairment or Disposal of
         Long-Lived Assets" supercedes Statement No. 121 "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed of" ("SFAS 121"). Though it retains the basic requirements of
         SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of
         Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         (N) Reclassifications

         Certain amounts in the year 2000 financial statements have been reclassified to conform to the 2001 presentation.

Note 2   Discontinued Operations

On August 20, 2001, (the "Measurement Date"), the Company's Board of Directors
committed to a plan to discontinue the Bizfinders unit of operations which was the only business of the Company. The plan of disposal includes sale of assets, settlement of liabilities and termination of contracts. Accordingly, the statement of operations represents all activity from discontinued operations.
(See Notes 3 and 4)

The Company terminated all employees and related employment agreements. (See
Note 10) Other operating agreements were allowed to lapse without renewal. All known costs of discontinued operations have been accrued as of December 31,
2001.

Note 3   Disposal of Property and Equipment

During the five months ended December 31, 2001, the Company disposed of various equipment with a book value of $139,962. The Company received cash of $15,350 and satisfied loans or other liabilities of $73,814 resulting in a loss on disposal of $50,798.

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

At December 31, 2001, the Company determined that all remaining equipment was impaired. An estimated impairment loss was recognized for $109,806, the net book value of the equipment and furniture. Subsequent to December 31, 2001, that impaired equipment and furniture was sold for approximately $4,000 to satisfy overdue rent.

Depreciation during 2001 and 2000 was $46,826 and $11,991, respectively.

Note 4  Software Development Costs and Impairment

Pursuant to SOP 98-1, as of December 31, 2000, the Company capitalized $200,000 in software application development costs paid to a third party contractor to develop their website advertisement development and maintenance software (See
Notes 1(A), 1(F), and 5). The Company placed the software in service on November
1, 2000 and began amortizing it over three years at that date. Amortization for in 2001 and from January 31, 2000 to December 31, 2000 was $50,000 and $11,111,
respectively.

As a result of discontinuing its operations, the software has no alternative use and became impaired. The Company recognized an impairment loss of $138,889 in
September 2001.

During the period from January 31, 2000 (inception) to December 31, 2000, the
Company expensed $50,000 in database license fees and $6,207 of other software and product development costs. During 2001, the Company expensed $50,000 in database license fees and $151,811 of software maintenance fees.

Note 5  Notes Payable to Banks

Notes payable to banks consists of the following at December 31, 2001:

Note payable, interest at 11.05% (default rate 18%), due March 11, 2002, secured by all equipment which had been repossessed as of  December 31, 2001
and applied to the balances, in default as of March 11, 2002  (See Note 3)          $   19,558

Note payable, interest at prime plus 2% (6.75% at December 31, 2001), due on demand, secured by all present and future equipment of the Company, right of offset against the Company's bank account and guaranteed by the
principal stockholder.  (See Note 3)                                                    41,799
                                                                                    ------------
                                                                                    ------------

                                                                                    $   61,357
                                                                                    ============

Note 6  Notes Payable - Related Party

Notes payable to related party at December 31, 2001 are payable to a former officer/director of the Company who is a principal stockholder as follows:

Note payable dated October 18, 2000, interest at 6.5%, matures October 16, 2001,
in default at December 31, 2001                                                     $   8,393

Note payable dated March 21, 2001, interest at 6%, matures March 21, 2002,
in default as of audit report date                                                     75,000

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note payable dated April 4, 2001, interest at 6%, matures April 4, 2002,
in default at audit report date                                                        75,000

Note payable dated April 11, 2001, interest at 6%, matures April 11, 2002,
in default at audit report date                                                        25,000

Note payable dated April 23, 2001, interest at 6.5%, matures April 23, 2002,
in default at audit report date                                                        50,000

Note payable dated June 15, 2001, interest at 6%, matures June 15, 2002                30,000

Note payable dated July 6, 2001, interest at 6.5%, matures December 6, 2001,
in default at December 31, 2001                                                        13,102

Note payable dated July 6, 2001, interest at 6.5%, matures December 6, 2001,
in default at December 31, 2001                                                        25,000

Note payable dated July 13, 2001, interest at 6.5%, matures December 13, 2001,
in default at December 31, 2001                                                        15,000

Note payable dated July 20, 2001, interest at 6.5%, matures December 20, 2001,
in default at December 31, 2001                                                         9,800

Note payable dated August 3, 2001, interest at 6.5%, matures December 3, 2001,
in default at December 31, 2001                                                        18,000

Note payable dated August 21, 2001, interest at 6%, matures December 20, 2001,
in default at December 31, 2001                                                        47,200

Note payable dated September 10, 2001, interest at 6.5%, matures December 10,
2001, in default at December 31, 2001                                                  20,000
                                                                                     ------------
                                                                                   $  411,495
                                                                                     ============

Note 7  Loan Payable - Officer

Loans payable to officer/director represent payments made by the officer/director on behalf of the Company. The amount is non-interest bearing and due on demand.

Note 8  Lease Payable

The amount of $18,353 is payable under a computer equipment lease which was accounted for as a capital lease. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement;
however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. (See Note 3)

                             Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

Note 9   Legal Matters

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable at December 31, 2001 including three judgments for approximately $23,600.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The Company believes an unfavorable outcome is not probable.

The Company has included $37,341 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses at
December 31, 2001, such amount being subject to IRS liens.

Note 10   Stockholders' Deficiency

         (A) Stock Issuances

         The Company issued 20,000,000 shares of common stock to its founders on
         January 31, 2000 in exchange for services  valued at $2,000.

         On February 23, 2000, the Company issued a private placement memorandum, as amended, pursuant to Regulation D, Rule 506, offering up to 11,000,000 shares of its common stock at $1 per share or a maximum of $11,000,000. Through December 31, 2000, the Company issued 1,423,900 shares for cash of $1,423,900 and issued 1,574,920 shares for services performed and to be performed, valued at $1,574,920 based on the cash offering price. Deferred consulting expense of $628,261 was deducted from equity based on services not yet performed. Deferred offering costs of $7,000 were charged to additional paid-in capital as of
         December 31, 2000.

         The Company entered into various short-term consulting agreements, generally for three months, whereby cash and/or capital stock is paid.
         The expenses incurred under consulting agreements are recognized over the terms of the agreements. Common stock issued for services under the consulting agreements was valued at its $1.00 per share fair market value on the grant dates based on the contemporaneous offering price.
         At December 31, 2000, $628,261 of stock based consulting expense was deferred to be recognized in fiscal year 2001. During the three months ended March 31, 2001, the Company recognized the $628,261 of stock based consulting expense.

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

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

         (B) Stock Optionsb

         In August 2000, the Company granted a total of 375,000 common stock options to three directors at an exercise price of $1.00 per share. The options vest immediately, have no definitive expiration date, and may be exercised only as long as the individual is a member of the Board of
         Directors.

         In accordance with SFAS 123, for options issued to employees, the
         Company applies APB Opinion No. 25 and related interpretations.
         Accordingly, no compensation cost has been recognized for options issued as of December 31, 2000. Had compensation cost for the Company's options issued to directors been determined on the fair value at the grant dates consistent with SFAS 123, the Company's net loss for the period ended December 31, 2000 would have been increased to the pro-forma amounts indicated below.

         Net loss                                      As reported         $     (1,678,590)
                                                       Pro forma           $     (1,742,340)
         Net loss per share - basic and diluted        As reported         $          (0.08)
                                                       Pro forma           $          (0.08)

         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income (loss) for future years due to, among other things, the effects of vesting.

         For financial statement disclosure purposes, the fair market value of each stock option granted to directors was estimated on the date of grant using the Black-Scholes Model in accordance with SFAS 123 using the following weighted-average assumptions: fair market value of common stock $1.00, expected dividend yield 0%, risk-free interest rate of
         6.17%, volatility 0% and expected term of three years.

         In 2001, the 375,000 options terminated unexercised when the directors resigned.

         A summary of the options issued as of December 31, 2001 and 2000 and changes during the year is presented below:

                                                                                               Weighted Average
                                                                 Number of Options              Exercise Price
                                                                 -----------------------    -----------------------
         Stock Options
         -------------
         Balance at January 31, 2000 (inception)                                  -         $                -
         Granted                                                                375,000     $                 1.00
         Exercised                                                                -         $                -
         Forfeited                                                                -         $                -
                                                                 -----------------------    -----------------------
         Balance at December 31, 2000                                           375,000     $                 1.00
                                                                 =======================    =======================

         Options exercisable at end of period                                   375,000     $                 1.00

         Weighted average fair value of options granted during
         the period                                                                         $                 0.17
                                                                                            =======================

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

                                                                   Number of Options           Weighted Average
                                                                                                Exercise Price
                                                                 -----------------------    -----------------------
         Stock Options
         -------------
         Balance at January 1, 2001                                             375,000     $                 1.00
         Granted                                                                  -         $                -
         Exercised                                                                -         $                -
         Forfeited                                                              375,000     $                 1.00
                                                                 -----------------------    -----------------------
         Balance at December 31, 2001                                             -         $                -
                                                                 =======================    =======================

         Options exercisable at end of period                                     -         $                -

         Weighted average fair value of options granted during
         the period                                                                         $                -
                                                                                            =======================

Note 11  Income Taxes

There was no income tax expense for the periods ended December 31, 2001 and 2000 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the period ended December 31, 2000, (computed by applying the Federal Corporate tax rate of
34% to loss before taxes), as follows:

                                                               2001             2000
                                                            ------------     ------------
                                                            ------------     ------------
Computed "expected" tax expense (benefit)                $    (822,530)   $    (570,721)
Change in valuation allowance                                  822,530          570,721
                                                            ------------     ------------
                                                         $        -       $        -
                                                            ============     ============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

Deferred tax assets:
Net operating loss carryforward                          $     1,393,251
                                                            --------------
Total gross deferred tax assets                                1,393,251
Less valuation allowance                                      (1,393,251)
                                                            --------------
Net deferred tax assets                                  $          -
                                                            ==============

The Company has a net operating loss carryforward of approximately $4,097,797 available to offset future taxable income through 2021. Usage of the net operating loss carryforward may be limited if the Company has a change in ownership or business.

The net change in valuation allowance for the year ended December 31, 2001 was an increase of $822,530.

Note 12    Related Parties

During 2000, the Company paid $26,500 in cash and 600,000 common shares as consulting fees to a party related to a principal stockholder.

                            Communicate Now.com, Inc.
                          Notes to Financial Statements
                                December 31, 2001

A former director of the Company is also a principal stockholder of a vendor that developed the Company's software and provided software maintenance services to the Company. The Company appointed him director on December 1, 2000, effective August 19, 2000 and he resigned in September 2001. From December 1,
2000 to December 31, 2000, the Company incurred $38,340 in software maintenance expense. From August 2000 to December 31, 2000, the Company incurred $88,340 in software maintenance expense of which $50,000 consisted of 50,000 shares of common stock valued at $1.00 per share, the cash-offering price. In 2001, the
Company incurred $136,740 of software maintenance expense. (See Notes 5 and 6)

During 2001, an officer/director paid $9,847 of expenses on behalf of the
Company. The amount is reflected as Loan payable-officer at December 31, 2001 in the accompanying financial statements.

Note 13  Concentrations

There were no customers that provided more than 10% of the Company's revenues in
2001 and 2000.

Revenues were derived primarily from customer in the southwestern region of the
United States of America.

Note 14  Segment Information

The Company had a single reportable segment as discussed in Note 1(A). All revenues in 2001 and from January 31, 2000 (inception) to December 31, 2000 were derived from customers in the United States of America.

Note 15  Going Concern

As reflected in the accompanying financial statements, the Company has ceased operations, liquidated substantially all assets, and is in default on certain related party notes payable and on certain notes payable to banks. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop and implement a new business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is seeking a new business opportunity or merger/acquisition candidate. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 16  Subsequent Events

In January 2002, the Company agreed to issue 2,000,000 common shares to be registered, to a consultant for services to be rendered. The term of the agreement begins once the registration of the 2,000,000 shares is completed.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company ceased operations of its only business product, Bizfinders and terminated all employees on August 20, 2001. In addition, two of the Company's
Directors, Bill Elliott and Randal LeBlanc resigned on August 21, 2001. The
Companies President and Chairman of the Board of Directors, David Hancock
resigned on December 31, 2001. In an emergency meeting of the Board of Directors held on January 1, 2002, Charles Bitters was appointed to serve as Director,
Corporation Secretary and Vice President of Operations/Marketing. On January 15,
2002, Jackie Winkler, a Director resigned, leaving Charles Bitters the Sole
Director, Secretary and Officer. When the Directors were appointed to serve each
Director was offered 125,000 share options at a price of $1.00/share. Because all of the Company Directors resigned, all of the options expired. Bill Elliott, former Director owns 10,000 shares of CMNW stock. Randal LeBlanc former Director did not own any common stock in CMNW. John C. Winkler former Director owns
860,000 or 3.7% of CMNW stock. David Hancock former President, Chairman of the
Board owns 7,772,550 shares or 33.5% of CMNW stock. Charles Bitters current VP of Operations owns 274,000 shares or 1.18% of CMNW stock. Charles Bitters is the father of Amanda Bitters, Sole Director and Officer of Daambr Production
Corporation, which owns 9,090,000 shares or 39.25% of CMNW stock.

ITEM 10. EXECUTIVE COMPENSATION

The Company paid executive compensation until August 20, 2001 when the Company ceased operations and terminated all of the employees. David Hancock was paid
$70,000., until August 20, 2001. Mel Ransom VP of Marketing was terminated on
March 1, 2001 and was paid thru March 1, 2001 a total of $27,255.87. Dennis Bash
VP of Operations was paid $58,645.88 until August 20,2001. Charles Bitters the current VP of Operations is not receiving any compensation at this time from the
Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     David Hancock former President and Chairman of the Board      7,772,500 shares or 33.5%
     Daambr Production Corporation                                 9,090,000 shares or 39.26%
     Charles Bitters current VP Operations                         274,000 shares or 1.18%
     John C. Winkler                                               860,000 shares or 3.7%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31,2001 there were no related transactins.

ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits.

The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10- K:

2.1
2.2
2.3
2.4
2.5

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2002IN.

                                                        CommunicateNow.com Inc,
                                                        A Delaware corporation

By:/s/ Charles Bitters
--------------------------------
Name:  Charles Bitters
Title: Vice President Secretary and Sole
       Director

In accordance with the Exchange Act, the following persons on behalf of the
Registrant and in the capacities indicated have signed this report on the 15th day of May 2002.

Signature                       Title                     Date

/s/ Charles Bitters
------------------------    Vice President/Sole        May 15, 2002
    Charles Bitters         Director, Secretary