Form 10QSB
period 2002-03-31
COMMUNICATENOW COM INC
filed 2002-05-20
CIK 1111391

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
      OF 1934
         For the quarterly period ended March 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from to

         Commission file number 333-52812

                            COMMUNICATENOW.COM, INC.
        (Exact name of small business issuer as specified in its charter)

Delaware 74-2945581                                  74-2945581
        (State or other jurisdiction of           (IRS Employer
         incorporation or organization)          Identification No.)

                                310 Kitty Hawk Rd.
                            Universal City, Tx.76068
                    (Address of principal executive offices)

                                  210-566-7327
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,140,820 common shares as of
December 31, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                            COMMUNICATE NOW.COM, INC.
                                   FORM 10-QSB

                        THREE MONTHS ENDED MARCH 31, 2002

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

                                 MARCH 31, 2002

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

PART I   FINANCIAL INFORMATION

                            CommunicateNow.com, Inc.

                              Financial Statements
                                   (Unaudited)

                                 March 31, 2002

                            CommunicateNow.com, Inc.

                                    Contents
                                    --------

                                                                         Page(s)
                                                                     -----------
Balance Sheets                                                                 1

Statements of Operations                                                       2

Statements of Cash Flows                                                       3

Notes to Financial Statements                                              4 - 5

                            CommunicateNow.com, Inc.
                                 Balance Sheets
                                 --------------
                                   (Unaudited)

                 See accompanying notes to financial statements

                                     Assets
                                     ------

                                      March 31, 2002          December 31, 2001
                                      (Unaudited)
                                      --------------------    -----------------
                                      --------------------    -----------------
Current Assets
Cash                                  $                -      $              40
                                      --------------------    -----------------
                                      --------------------    -----------------
Total Current Assets                                   -                     40
                                      ====================    =================
                                      ====================    =================

                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------

Current Liabilities
Cash overdraft                                            $               6,302   $                  6,200
Note payable - related party                                            411,495                    411,495
Loan payable - officer                                                    9,847                      9,847
Notes payable to banks                                                   61,357                     61,357
Lease payable                                                            18,353                     18,353
Accounts payable                                                        220,836                    220,836
Accrued expenses and other liabilities                                   55,736                     45,929
                                                             --------------------    -----------------------
Total Current Liabilities                                               783,926                    774,017
                                                             --------------------    -----------------------
                                                             --------------------    -----------------------

Stockholders' Deficiency
Common stock, $0.0001 par value, 100,000,000 shares authorized,
   23,148,820 shares issued and outstanding                               2,315                      2,315
Additional paid-in capital                                            3,321,505                  3,321,505
Accumulated deficit                                                  (4,107,746)                (4,097,797)
                                                             --------------------    -----------------------

Total Stockholders' Deficiency                                         (783,926)                  (773,977)
                                                             --------------------    -----------------------

Total Liabilities and Stockholders' Deficiency            $                -      $                     40
                                                             ====================    =======================

                            CommunicateNow.com, Inc.
                           ---------------------------
                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                                                           Three Months Ended March 31,
                                                                       -------------------------------------
                                                                       ----------------      ---------------
                                                                            2002                  2001
                                                                       ----------------      ---------------

Revenues                                                            $            -        $         20,685
                                                                       ----------------      ---------------
                                                                       ----------------      ---------------

Operating Expenses
Advertising                                                                      -                  82,919
Compensation                                                                     -                 136,854
Consulting                                                                       -                 650,560
Depreciation and amortization                                                    -                  25,984
General and administrative                                                        142              100,158
Professional fees                                                                -                  16,376
Software maintenance                                                             -                  80,740
                                                                       ----------------      ---------------
Total Operating Expenses                                                          142            1,093,591
                                                                       ----------------      ---------------
                                                                       ----------------      ---------------

Loss from Operations                                                             (142)          (1,072,906)

Other Income (Expense)
Interest income                                                                  -                     680
Other income                                                                    4,000                 -
Interest expense and penalties                                                 (9,807)              (1,541)
Settlement loss                                                                (4,000)                -
                                                                       ----------------      ---------------
                                                                       ----------------      ---------------
Total Other Income (Expense)                                                   (9,807)                (861)
                                                                       ----------------      ---------------
                                                                       ----------------      ---------------

Net Loss                                                            $          (9,949)    $     (1,073,767)
                                                                       ================      ===============
                                                                       ================      ===============

Net loss per share - basic and diluted                              $            -        $          (0.05)
                                                                       ================      ===============
                                                                       ================      ===============

Weighted average number of shares outstanding during the period - basic
  and diluted                                                              23,148,820             22,998,820
                                                                       ================      ===============
                                                                       ================      ===============

                            CommunicateNow.com, Inc.
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                 See accompanying notes to financial statements.
                                                                           Three Months Ended March 31,
                                                                        ------------------------------------
                                                                        ---------------- -- ----------------
                                                                             2002                2001
                                                                        ----------------    ----------------

Cash Flows from Operating Activities
Net loss                                                             $          (9,949)  $      (1,073,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                     -                 25,984
Stock based consulting fees                                                       -                628,261
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                               -                (27,788)
Employee advances                                                                 -                 (3,494)
Increase (decrease) in:
Accounts payable and accrued liabilities                                         9,807              45,041
Deferred revenue                                                                  -                 38,630
                                                                        ----------------    ----------------
                                                                        ----------------
Net Cash Used in Operating Activities                                             (142)           (367,133)
                                                                        ----------------    ----------------
                                                                        ----------------

Cash Flows from Investing Activities
Purchase of property and equipment                                                -                (97,672)
                                                                        ----------------    ----------------
Net Cash Used in Investing Activities                                             -                (97,672)
                                                                        ----------------    ----------------
                                                                        ----------------

Cash Flows from Financing Activities
Cash overdraft                                                                     102                -
Borrowings from bank                                                              -                111,799
Borrowing from stockholder, net                                                   -                 73,000
Repayment of debt to bank                                                         -                 (2,075)
                                                                        ----------------    ----------------
Net Cash Provided by Financing Activities                                          102             182,724
                                                                        ----------------    ----------------
                                                                        ----------------

Net (Decrease) Increase in Cash and Cash Equivalents                               (40)           (282,081)

Cash and Cash Equivalents at Beginning of Period                                    40             465,724
                                                                        ----------------    ----------------
                                                                        ----------------

Cash and Cash Equivalents at End of Period                           $            -      $         183,643
                                                                        ================    ================

                            CommunicateNow.com, Inc.
                          Notes to Financial Statements
                                 March 31, 2002
                                 --------------

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

For further information, refer to the audited financial statements and footnotes for the year ended December 31, 2001 and from January 31, 2000 (inception) to
December 31, 2000 included in the Company's Form 10-KSB.

Note 2 Sale of Equipment
--------------------------

As of December 31, 2001, the Company had written down remaining property and equipment to its estimated net realizable value of zero. During the three months ended March 31, 2002 the Company sold some of its equipment for $4,000 and used that $4,000 cash as a settlement payment to terminate the office lease.

Note 3 Legal Matters
----------------------

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable at March 31, 2002, including three judgments for approximately
$23,600.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The Company believes an unfavorable outcome is not probable.

The Company has included $38,788 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses at March
31, 2002, such amount being subject to IRS liens.

Note 4 Going Concern
----------------------

As reflected in the accompanying financial statements for the three months ended
March 31, 2002, the Company has a net loss of $9,949 and an accumulated deficit of $4,107,746, net cash used in operations of $142 and a working capital deficiency of $783,926. In addition, the Company has discontinued operations and is inactive. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop or acquire a new business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

                              RESULTS OF OPERATIONS

We were incorporated on January 31, 2000. During the period from our inception of January 31, 2000 through October 2000, we conducted market research, raised capital of $1,423,900 before offering costs through a private placement of our securities, and developed our back office infrastructure and website. In
November 2000, we began selling Internet display advertisements to small businesses in the Central Texas area. Due to unfavorable results we ceased operations of our only business product, Bizfinders in August 2001. All employees were terminated and operations that resulted in revenue ceased. For this reason we had no material revenue in the first quarter of 2002, compared to revenues of $59,921 for the same period in 2001. During the period of January
01, 2002 through March 31, 2002 the operations of the Company consisted of searching for oil and gas properties to acquire and operate. The management of the company believes it will be successful in securing oil and gas properties but there can be no assurance the management will be successful in it efforts to re-invent the company as a profitable oil and gas operation Company. The company recorded other income of $4000 from the sale of furniture and Equipment.
Expenses consisted primarily of interest on outstanding loan balances of $8360.
Interest and penalty on overdue payroll taxes of $1447. and a settlement loss of
$4000., terminate the company office lease.

           SALES FOR THREE MONTHS ENDING MARCH 2001 COMPARED TO SALES
                      FOR THREE MONTHS ENDING MARCH 2002.

         In January, February, and March 2001, we had gross sales contracts of
$18,303, $24,584, and $17,034, respectively; during those same months we had realized revenue of $2,573, $12,831, and $5,295, respectively. Our gross sales contracts for the first quarter of 2002 were -0- due to the Company ceasing operations of it's Bizfinders business unit.

                            MATERIAL TRENDS OR EVENTS

Our business plan is to acquire oil and gas properties for development and
Operations, leading to revenue and profit growth. However there can be no assurance that we will be successful in our efforts to implement this plan. We have no material trends or events to report for the period ending March 31, 2002 that have not been previously reported in our 10K SB.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had limited cash capital resources.
We believe that these funds, along with expected revenues, and loans from various sources, will be sufficient to cover our working capital requirements for twelve months.
         Our future revenues may be insufficient to fund our operations;
accordingly, we may have to seek additional financing from financial institutions or other sources. We maintain a line of credit of $42,000 with Bank One. As of March 31, 2002, we borrowed $42,000 against the
Bank One line of credit.

                            MATERIAL SEASONAL ASPECTS

We have not identified any seasonal aspects that would have a material effect on our current limited operations.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

All material pending legal proceedings in which we are involved have been reported in our 10 K SB.

Item 2            Changes in Securities and Use of Proceeds

                  Working Capital restrictions and other limitations upon the payments of dividends

         As reflected in the accompanying financial statements for the three months ended March 31, 2002, we had a net loss from operations of $9949., and net cash used in operations of $142 In addition, at March 31, 2002, we had a working capital deficiency of $783,926. As of March 31, 2002, we had no earnings. Holders of our common stock are entitled to receive ratably dividends,
If any, as may be declared by our board of directors from funds legally available. We have not paid any dividends since our inception. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3            Defaults Upon Senior Securities

                  Not applicable

Item 4            Submission of Matters to a Vote of Security Holders

There has not been any matters submitted to a vote of the Security Holders.

Item 5            Other Information

                  Not applicable

Item 6            Exhibits and Reports on Form 8-K