Form 10QSB/A
period 2002-03-31
COMMUNICATENOW COM INC
filed 2002-05-22
CIK 1111391

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,148,820 common shares as of
March 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                            COMMUNICATENOW.COM, INC.
                                   FORM 10-QSB/A

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
Expenses consisted primarily of interest on outstanding loan balances of $8360, interest and penalties on overdue payroll taxes of $1447, and a settlement loss of $4,000 to terminate the company office lease.

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

                            MATERIAL TRENDS OR EVENTS

Our business plan is to acquire oil and gas properties for development and
Operations, leading to revenue and profit growth. However there can be no assurance that we will be successful in our efforts to implement this plan. We have no material trends or events to report for the period ending March 31, 2002 that have not been previously reported in our 10K-SB.

                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had limited cash capital resources.
We believe that these funds, along with expected revenues, and loans from various sources, will be sufficient to cover our working capital requirements for twelve months.
         Our future revenues may be insufficient to fund our operations;
accordingly, we may have to seek additional financing from financial institutions or other sources. We maintain a line of credit of $42,000 with Bank One. As of March 31, 2002, we had borrowed $42,000 against the
Bank One line of credit.

                            MATERIAL SEASONAL ASPECTS

We have not identified any seasonal aspects that would have a material effect on our current limited operations.

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

All material pending legal proceedings in which we are involved have been reported in our 10K-SB.

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