Form 10QSB
period 2002-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2002-08-30
CIK 1111391

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
      OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from to

                        Commission file number 333-52812
                                               ---------

                         American Energy Production Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware 74-2945581                    74-2945581
         ------------------------------          ------------------
        (State or other jurisdiction of           (IRS Employer
         Incorporation or organization)         (Identification No.)

                               310 Kitty Hawk Rd.
                            Universal City, Tx.76068
                    (Address of principal executive offices)

                                  210-566-7327
                           (Issuer's telephone number)

                            Communicate Now.com Inc.
 (Former name, former address and former fiscal year, if changed since last report)

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  35,373,820 common shares as of August
1, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                        American Energy Production Inc.

                                   FORM 10-QSB

                        THREE MONTHS ENDED June 30, 2002

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

Item 1   Legal Proceedings

Item 2   Changes in Securities and use of Proceeds

Item 3   Defaults upon Senior Securities

Item 4   Submission of Matters to a vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

                           AMERICAN ENEREGY PRODUCTION INC.

                               FINANCIAL STATEMENTS

                                 June 30, 2002

                            American Energy Production Inc.

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

PART I   FINANCIAL INFORMATION

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)

                              Financial Statements

                                  June 30, 2002

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)

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

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                                 Balance Sheets
                                 --------------

                                                 Assets
                                                 ------

                                     June 30, 2002
                                      (Unaudited)          December 31, 2001
                                   ------------------    -----------------------
Current Assets
  Cash                              $          -          $                 40                                                                                   $
                                   ------------------    -----------------------
Total Current Assets                           -                            40
                                   ==================    =======================

                                      Liabilities and Stockholders' Deficiency
                                      ----------------------------------------

Current Liabilities
  Cash overdraft                     $      6,726         $              6,200                                                                                   $
  Accounts payable                        225,410                      220,836
  Accrued interest payable                 25,223                        7,095
  Accrued payroll taxes and penalties      41,782                       38,834
  Lease payable                            18,353                       18,353
  Notes payable to banks                   61,357                       61,357
  Loan payable - officer                   20,200                        9,847
  Note payable - related party            411,495                      411,495
                                   ------------------    -----------------------
Total Current Liabilities                 810,546                      774,017
                                   ------------------    -----------------------
Stockholders' Deficiency
  Common stock, $0.0001 par value,
    100,000,000 shares authorized,
    35,373,820 and 23,148,820 shares
    issued and outstanding,
    respectively                            3,538                      2,315
  Common stock issuable
   (7,074,764 shares)                         707                         -
  Additional paid-in capital            8,639,750                  3,321,505
  Accumulated deficit                  (7,148,663)                (4,097,797)
                                   ------------------    -----------------------
                                       (1,495,332)                  (773,977)
Less: deferred legal and consulting    (2,305,878)                        -
                                   ------------------    -----------------------
Total Stockholders' Deficiency           (810,546)                  (773,977)
                                   ------------------    -----------------------
Total Liabilities and Stockholders'
   Deficiency                        $         -          $               40                                                                                   $
                                   ==================    =======================

                 See accompanying notes to financial statements.

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                     2002               2001              2002              2001
                                                ---------------    ---------------    --------------    --------------
Revenues                                        $        -         $      26,966      $       -         $     47,651
                                                ---------------    ---------------    --------------    --------------
Operating Expenses
  Advertising                                            -                46,438              -              129,267
  Bad debt expense                                       -                 9,188              -                9,188
  Compensation                                        250,000            202,452           250,000           339,306
  Consulting                                          482,813             10,905           482,813           661,465
  Depreciation and amortization                          -                31,599              -               57,583
  General and administrative                              224            167,898               366           268,147
  Legal                                                17,560              2,864            17,560             5,456
  Professional fees                                    13,848              9,612            13,848            23,396
  Software maintenance                                   -                46,800              -              127,540
                                                ---------------    ---------------    --------------    --------------
Total Operating Expenses                             (764,445)           527,756          (764,587)        1,621,348
                                                ---------------    ---------------    --------------    --------------
Loss from Operations                                 (764,445)          (500,790)         (764,587)       (1,573,697)

Other Income (Expense)
  Interest income                                        -                  -                 -                  680
  Other income                                           -                    46             4,000                46
  Loss on settlement                                     -                  -               (4,000)             -
  Interest expense                                    (11,047)            (6,930)          (19,407)           (8,471)
  Payroll tax interest and penalties                   (1,501)              -               (2,948)             -
                                                ---------------    ---------------    --------------    --------------
Total Other Income (Expense)                          (12,548)            (6,884)          (22,355)           (7,745)
                                                ---------------    ---------------    --------------    --------------
Net Loss                                        $    (776,993)     $    (507,674)     $   (786,942)     $ (1,581,442)
                                                ===============    ===============    ==============    ==============
Net loss per share - basic and diluted          $       (0.02)     $       (0.02)     $      (0.02)     $      (0.05)
                                                ===============    ===============    ==============    ==============
Weighted average number of shares
  outstanding during the period - basic
  and diluted                                      34,522,485         30,079,903         32,384,910        30,076,761
                                                ===============    ===============    ==============    ==============

                 See accompanying notes to financial statements.

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Cash Flows
                            ------------------------
                                   (Unaudited)

                                                                                        Six Months Ended June 30
                                                                                         2002               2001
                                                                                    ---------------    ---------------
Cash Flows from Operating Activities:
  Net loss                                                                           $   (786,942)     $  (1,581,442)                                                                                             $
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                              -                57,582
  Stock based legal and consulting fees                                                   500,373            628,261
  Stock based compensation                                                                250,000             50,000
  Bad debt expense                                                                           -                 9,188
  Changes in operating assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                                                                        -               (30,621)
  Employee advances                                                                          -                (4,817)
  Prepaid expenses                                                                           -                 1,000
  Increase (decrease) in:
  Cash overdraft                                                                              526             12,923
  Accounts payable and accrued liabilities                                                 25,650            113,305
  Deferred revenue                                                                           -                47,566
                                                                                    ---------------    ---------------
Net Cash Used in Operating Activities                                                     (10,393)          (697,055)
                                                                                    ---------------    ---------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                                                         -               (88,358)
                                                                                    ---------------    ---------------
Net Cash Used in Investing Activities                                                        -               (88,358)
                                                                                    ---------------    ---------------
Cash Flows from Financing Activities:
  Borrowings from officer                                                                  10,353               -
  Borrowings from bank                                                                       -               118,554
  Borrowing from stockholder                                                                 -               255,000
  Repayment of debt to bank                                                                  -               (23,501)
  Repayment of debt to stockholder                                                           -                (4,000)
                                                                                    ---------------    ---------------
Net Cash Provided by Financing Activities                                                  10,353            346,053
                                                                                    ---------------    ---------------
Net Decrease in Cash and Cash Equivalents                                                     (40)          (439,360)

Cash and Cash Equivalents at Beginning of Period                                               40            465,724
                                                                                    ---------------    ---------------                                                                                                                                                                                                                  $
Cash and Cash Equivalents at End of Period                                           $       -         $      26,364
                                                                                    ===============    ===============
Supplemental Schedule of Non-Cash Investing and Financing Activities:
---------------------------------------------------------------------
Cash paid during the year for:
Interest                                                                             $       1,278      $       5,016                                                                                              $
                                                                                    ===============    ===============
During the six months ended June 30, 2002, the Company issued 11,225,000 shares of common stock having a fair value of $2,806,250 in exchange for legal and consulting services. (See Note 4) During the six months ended June 30, 2002, the
Company issued 1,000,000 shares of common stock having a fair value of $250,000 in exchange for compensation of a corporate officer. (See Notes 4 and 5) During the six months ended June 30, 2002, the Company declared a 20% stock divided totaling 7,074,764 shares and having a fair value of $2,263,924. (See Note 4)

                See accompanying notes to financial statements.

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                          Notes to Financial Statements
                                  June 30, 2002
                                  -------------
                                   (Unaudited)

Note 1   Basis of Presentation
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange
Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

Note 2   Sale of Equipment
--------------------------

As of December 31, 2001, the Company had written down remaining property and equipment to its estimated net realizable value of zero. During the three months ended March 31, 2002, the Company sold certain equipment for $4,000 and used that $4,000 cash as a settlement payment to terminate the office lease.

Note 3   Legal Matters
----------------------

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of June 30, 2002, including three judgments for approximately $23,600.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The Company believes an unfavorable outcome is not probable.

The Company has included $41,782 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of
June 30, 2002, such amounts are subject to IRS tax liens.

Note 4   Stockholders' Deficiency
---------------------------------

On May 23, 2002, the Company approved an Employee Benefit Plan ("the Plan") for the purpose of providing stock based awards to its employees as defined in the plan. Under the terms of the plan, the Board of Directors may discontinue the plan at any time and no employee has any rights to be granted shares under the plan. On May 25, 2002, the Company filed as an exhibit to a Form S-8 registration statement the above plan and registered 12,500,000 shares, of which
12,225,000 were granted and issued at June 30, 2002.

During the three months ended June 30, 2002, the Company issued 11,225,000 shares of common stock, pursuant to the plan, having a fair value of $2,806,250 based on the $.25 trading price on the grant date in exchange for legal and consulting services. As of June 30, 2002, the Company has expensed $500,373 as
$482,813 of consulting and $17,560 of legal fees and deferred $2,305,898 related to future services.

During the three months ended June 30, 2002, the Company issued 1,000,000 shares of common stock, pursuant to the plan, having a fair value of $250,000 based on the $.25 trading price on the grant date in exchange for services of a corporate officer. As of June 30, 2002, the Company has expensed $250,000 related to past services. (See Note 5)

On June 19, 2002, the Company declared a 20% stock divided totaling 7,074,764 shares and having a fair value of $2,263,924 based on the $.32 trading price on the declaration date. Accordingly, the Company has charged its accumulated deficit, and recorded the value to common stock issuable and additional paid-in capital for the 20% stock dividend. These shares are issuable to stockholders of record as of August 16, 2002. As of June 30, 2002, these shares remain issuable.
All shares and per share amounts have been retroactively restated for all periods presented in the accompanying financial statements to give effect for the 20% stock dividend.

Note 5   Related Party
----------------------

During the three months ended June 30, 2002, the Company issued 1,000,000 shares of common stock to a corporate officer and its sole director. (See Note 4)

Note 6   Letter of Intent
-------------------------

On June 1, 2002, the Company entered into a letter of intent to acquire substantially all of the assets and related liabilities of Proco Operating Co.,
Inc. ("Proco"). Under the terms of the agreement, the Company would acquire all of Proco's oil and gas assets, property, rights, goodwill and operating business in exchange for $2,000,000, of which specific terms will be defined in a definitive agreement. As of June 30, 2002, such definitive agreement has not been executed.

Note 7   Going Concern
----------------------

As reflected in the accompanying financial statements for the six months ended
June 30, 2002, the Company has a net loss of $786,942 and net cash used in operations of $10,393, and an accumulated deficit of $7,148,663 and a working capital deficiency of $810,546 at June 30, 2002. In addition, the Company has discontinued operations and is currently inactive. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop or acquire a new business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is investigating new business opportunities and seeking additional funding. In addition, the Company has a letter of intent to acquire assets of an operating company (See Note 6). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 8   Subsequent Events
--------------------------

On July 15, 2002, the Company changed its corporate name to American Energy
Production, Inc.

Item 2

American Energy Production Inc. is hereinafter referred to as "the Company",
"we" or "our".

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

                              RESULTS OF OPERATIONS

         We were incorporated on January 31, 2000.  During the period from our inception of January 31, 2000 through October 2000, we conducted market research, raised capital of $1,423,900 before offering costs through a private placement of our securities, and developed our back office infrastructure and website. In November 2000, we began selling Internet display advertisements to small businesses in the Central Texas area. Due to unfavorable results we ceased operations of our only business product, Bizfinders in August 2001. All employees were terminated and operations that resulted in revenue ceased. For this reason we had no material revenue in the second quarter of 2002, compared to revenues of $26,966 for the same period in 2001.

During the period of April 01, 2002 through June 30, 2002 the operations of the
Company consisted of a search for oil and gas properties to acquire and operate.
Pending a final definitive agreement, the Company intends on acquiring Proco
Operating properties via a convertible two million dollar note (2,000,000). The
Term of the convertible note will be 5 years at an interest rate of 6%. In 2007 at note maturity the note will convert to Preferred Stock and then at the Company's option the note and interest can be paid with cash or converted to Company
Common stock at a pre-set value of $1.00 per share.

     The management of the company believes it will be successful in securing additional oil and gas properties but there can be no assurance the management will be successful in it efforts to re-invent the company as a profitable oil and gas operation Company, or that it will be successful in the operation of
Proco.

           SALES FOR THREE MONTHS ENDING JUNE 2001 COMPARED TO SALES
                      FOR THREE MONTHS ENDING JUNE 2002.

         In April, May, and June 2001, we had gross sales contracts of
$16,961, $12,978, and $7,294, respectively; during those same months we had realized revenue of $12,942, $63531, and $7,671, respectively. Our gross sales contracts for the second quarter of 2002 were -0- due to the Company ceasing operations of it's Bizfinders business unit.

                            MATERIAL TRENDS OR EVENTS

Our business plan is to acquire oil and gas properties for development and
Operations, leading to revenue and profit growth. The Company is in the final stages of acquiring Proco Operating oil and gas properties via a convertible two million dollar note (2,000,000). The Term of the convertible note will be 5 years at an interest rate of 6%. In 2007 at note maturity the note will convert to Preferred Stock and then at the Company's option the note and interest can be paid with cash or converted to Company Common stock at a pre-set value of $1.00 per share. There can be no assurance that we will be successful in our efforts to implement our plan, or operate Proco.

     On June 5, 2002 the Company changed it's name to American Energy Partners
Inc., in order to reflect its new business focus. For more information see the
Form 8-K filing dated June 05, 2002.

     In early July the Company became aware of a name conflict in Texas and changed it's name again from American Energy Partners to American Energy
Production Inc. For more information see the Form 8-K filing dated July 16, 2002.

     The Board of Directors of American Energy Production Inc., voted on June
19, 2002 to declare a one for five stock dividend on its common stock having a effect of a 20% stock dividend. Stockholders of record on August 16, 2002 will be entitled to one additional share of 144 restricted stock, for each five shares of the company's stock held on August 16, 2002.

     In May 2002 the company registered 12,500,000 shares of common stock per an
S-8 Registration Statement. The stock registered was used in accordance with an
Employee Benefit Plan. Of the 12,500,000 shares issued on or about May 29,2002
12,225,000 shares were issued to the following Employees and 225,000 shares are held by the Company to be issued at a future date. For complete details see the
S-8 Registration Statement.

------------------------------------------------ --------------------------- -------------------------------------
                 Employee name                             Title                      Shares issued per
                                                                                         benefit plan
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
        Howard Kerbel & Rosemary Berman                  Consultant                       5,050,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
                 Vince Barone                            Consultant                       2,500,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
                Richard Michael                          Consultant                       2,000,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
               Charles Clevland                          Consultant                       1,000,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
                Charles Bitters                  Vice President Operations                1,000,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
             Cecil Shelton Mathis                        Consultant                        200,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
                  Peter Asare                            Consultant                         75,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
                  Len Arnoff                             Consultant                        200,000
------------------------------------------------ --------------------------- -------------------------------------
------------------------------------------------ --------------------------- -------------------------------------
              Robert F. Flanagan                         Consultant                        200,000
------------------------------------------------ --------------------------- -------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002, we had limited cash capital resources. We believe that these funds, along with expected revenues, and loans from various sources, will be sufficient to cover our working capital requirements for twelve months.
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

As reflected in the accompanying financial statements for the three months ended
June 30, 2002, we had a net loss from operations of $776,993 and net cash used in operations of $10,393. In addition, at June 30, 2002, we had a working capital deficiency of . As of June 30, 2002, we had no earnings. Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. With the exception of the recent 20% stock dividend, we have not paid any dividends since our inception. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3   Defaults Upon Senior Securities

                  Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

                  There has not been any matters submitted to a vote of the
Security Holders.

Item 5   Other Information

                  Not applicable

Item 6            Exhibits and Reports on Form 8-K

(a)
Exhibit
Number            DESCRIPTION

10.1            Letter of Intent Sale Contract between American Energy
                Production Inc., and Proco Operating Co. Inc.

10.2            Form S-8 Registration Statement Filed May 2002

10.3            Form 8-K Report Filed June 5, 2002

10.4            Form 8-K Report Filed June 16, 2002

10.5            Consulting Agreement between American Energy Production
                Inc., Howard Kerbel / Rosemary Berman

10.6            Consulting Agreement between American Energy Production
                Inc., Vince Barone

10.7            Consulting Agreement between American Energy Production
                Inc., Richard Michael

10.8            Consulting Agreement between American Energy Production
                Inc., Charles Cleveland

10.9            Employment Agreement between American Energy Production
                Inc., Charles Bitters

10.10           Consulting Agreement between American Energy Production
                Inc., Cecil Shelton Mathis (to be filed by Amendment)

10.11           Consulting Agreement between American Energy Production
                Inc., Beadros Asare

10.12           Consulting Agreement between American Energy Production
                Inc., Len Arnoff

10.13           Consulting Agreement between American Energy Production
                Inc., Robert F. Flanagan