Form 10QSB
period 2002-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2002-12-12
CIK 1111391

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
      OF 1934

         For the quarterly period ended September 30, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from to

         Commission file number: 333-52812

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
                                                                 Yes [x]  No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,448,592 common shares as of
December 10, 2002.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [ ]

                         American Energy Production Inc.
                                   FORM 10-QSB

                     Three months ending September 30, 2002

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements (Unaudited)

         Notes to Financial Statements.................................F-4 - F-5

ITEM 2   Management's Discussion and Analysis of Financial
         Condition And Results of Operations...................................4

PART 2   OTHER INFORMATION

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)

                              Financial Statements
                                   (Unaudited)

                               September 30, 2002

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)

                                    Contents

                                                                         Page(s)

Balance Sheets                                                               F-1

Statements of Operations                                                     F-2

Statements of Cash Flows                                                     F-3

Notes to Financial Statements                                          F-4 - F-5

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                                 Balance Sheets

                                     Assets

                                 September 30, 2002
                                      (Unaudited)      December 31, 2001
                                  -----------------    -----------------
Current Assets
Cash                                   $     -           $    40
                                  -----------------    -----------------

Total Current Assets                         -                40
                                  =================    =================

                    Liabilities and Stockholders' Deficiency

Current Liabilities
Cash overdraft                         $  6,726          $ 6,200
Accounts payable                        238,226          220,836
Accrued interest payable                 34,571            7,095
Accrued payroll taxes and penalties      43,283           38,834
Lease payable                            18,353           18,353
Notes payable to banks                   61,357           61,357
Loan payable, officer                    20,200            9,847
Note payable, related party             411,495          411,495
                                  -----------------    -----------------

Total Current Liabilities               834,211          774,017
                                  -----------------    -----------------

Stockholders' Deficiency
Common stock, $0.0001 par value,
   100,000,000 shares authorized,
   42,448,584 and 23,148,820 shares
   issued and outstanding,
   respectively                           4,245            2,315
Additional paid-in capital            8,639,750        3,321,505
Accumulated deficit                  (8,354,694)      (4,097,797)
                                  -----------------    -----------------
                                        289,301         (773,977)
Less: deferred legal and consulting  (1,123,512)              -
                                  -----------------    -----------------

Total Stockholders' Deficiency         (834,211)        (773,977)
                                  -----------------    -----------------

Total Liabilities and Stockholders'
   Deficiency                        $       -          $     40
                                  =================    =================

                See accompanying notes to financial statements.

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Operations
                                   (Unaudited)

                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                             2002               2001             2002              2001
                                        ---------------    ---------------   --------------   --------------

Revenues                                $        -         $    24,178        $      -        $   71,829
                                        ---------------    ---------------   --------------   --------------
Operating Expenses
Advertising                                      -               4,161               -           133,428
Bad debt expense                                 -              32,241               -            41,429
Compensation                                     -              82,911          250,000          422,217
Consulting                                1,135,938            293,270        1,618,750          954,735
Depreciation and amortization                    -              30,548               -            88,131
General and administrative                       -              94,721              366          362,868
Loss on sales of assets                          -              31,531               -            31,531
Loss on software impairment                      -             138,889               -           138,889
Legal                                        46,429                 -            63,988               -
Professional fees                            12,816             11,179           26,665           40,031
Software maintenance                             -               9,200               -           136,740
                                        ---------------    ---------------   --------------   --------------
Total Operating Expenses                  1,195,183            728,651        1,959,769        2,349,999
                                        ---------------    ---------------   --------------   --------------

Loss from Operations                     (1,195,183)          (704,473)      (1,959,769)      (2,278,170)

Other Income (Expense)
Interest income                                  -                  -                -               680
Other income                                     -                  -             4,000               46
Loss on settlement                               -                  -            (4,000)              -
Interest expense                             (9,348)            (8,317)         (28,755)         (16,788)
Payroll tax interest and penalties           (1,501)                -            (4,449)              -
                                        ---------------    ---------------   --------------   --------------
Total Other Income (Expense)                (10,849)            (8,317)         (33,204)         (16,062)
                                        ---------------    ---------------   --------------   --------------

Net Loss                                $(1,206,032)       $  (712,790)     $(1,992,973)     $(2,294,232)
                                        ===============    ===============   ==============   ==============

Net loss per share - basic and diluted  $     (0.03)       $     (0.02)      $    (0.06)      $    (0.08)
                                        ===============    ===============   ==============   ==============

Weighted average number of shares
  outstanding during the period - basic
  and diluted                            42,448,584         30,098,584       35,776,331       30,084,115
                                        ===============    ===============   ==============   ==============

                See accompanying notes to financial statements.

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Cash Flows
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                     2002              2001
                                                 --------------   --------------
Cash Flows from Operating Activities:
Net loss                                          (1,992,973)     $  (2,294,232)                                                                               $
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation and amortization                             -              88,131
Loss on software impairment                               -             138,889
Stock based legal and consulting fees              1,682,739            908,261
Stock based compensation                             250,000             50,000
Bad debt expense                                          -              41,429
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                       -             (27,959)
Employee advances                                         -               6,100
Prepaid expenses                                          -               1,000
Increase (decrease) in:
Cash overdraft                                           526                 -
Accounts payable and accrued liabilities              49,315            172,016
Deferred revenue                                          -              32,884
                                                 --------------   --------------
Net Cash Used in Operating Activities                (10,393)          (883,481)
                                                 --------------   --------------

Cash Flows from Investing Activities:
Purchase of property and equipment                        -             (84,070)
Proceeds on sale of equipment                             -              15,350
                                                 --------------   --------------
Net Cash Used in Investing Activities                     -             (68,720)
                                                 --------------   --------------

Cash Flows from Financing Activities:
Borrowings from officer                               10,353                 -
Borrowings from bank                                      -             126,799
Borrowing from stockholder                                -             404,227
Repayment of debt to bank                                 -             (34,865)
Repayment of debt to stockholder                          -              (8,606)
                                                 --------------   --------------
Net Cash Provided by Financing Activities             10,353            487,555
                                                 --------------   --------------

Net Decrease in Cash and Cash Equivalents                (40)          (464,646)

Cash and Cash Equivalents at Beginning of Period          40            465,724
                                                 --------------   --------------

Cash and Cash Equivalents at End of Period                -       $       1,078                                                                                $
                                                 ==============   ==============

                See accompanying notes to financial statements.

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

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

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Note 2 Sale of Equipment

As of December 31, 2001, the Company had written down remaining property and equipment to its estimated net realizable value of zero. During the three months ended March 31, 2002, the Company sold certain equipment for $4,000 and used that $4,000 cash as a settlement payment to terminate the office lease.

Note 3 Legal Matters

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2002, including three judgments for approximately $23,600.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The Company believes an unfavorable outcome is not probable.

The Company has included $43,283 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of
September 30, 2002, such amounts are subject to IRS tax liens.

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                          Notes to Financial Statements
                               September 30, 2002
                                   (Unaudited)

Note 4   Stockholders' DeficiencyM

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

On May 29, 2002, the Company issued 11,225,000 shares of common stock, pursuant to the plan, having a fair value of $2,806,250 based on the $.25 quoted trading price on the grant date in exchange for legal and consulting services. As of
September 30, 2002, the Company has expensed $1,618,750 of consulting fees,
$63,988 of legal fees, and deferred $1,123,512 related to future legal and consulting services.

On May 29, 2002, the Company issued 1,000,000 shares of common stock, pursuant to the plan, having a fair value of $250,000 based on the $.25 quoted trading price on the grant date in exchange for services of a corporate officer. As of
September 30, 2002, the Company has expensed $250,000 related to past services.
(See Note 5)

On June 19, 2002, the Company declared a 20% stock divided totaling 7,074,764 shares having a fair value of $2,263,924 based on the $.32 quoted trading price on the declaration date. Accordingly, the Company had charged its accumulated deficit, and recorded the value to common stock issuable and additional paid-in capital for the 20% stock dividend. These shares were issued to stockholders of record as of August 16, 2002. All shares and per share amounts have been retroactively restated for all periods presented in the accompanying financial statements to give effect for the 20% stock dividend.

Note 5   Related Party

On May 29, 2002, the Company issued 1,000,000 shares of common stock to a corporate officer and its sole director. (See Note 4)

Note 6   Letter of Intent

On June 1, 2002, the Company entered into a letter of intent to acquire substantially all of the assets and related liabilities of Proco Operating Co.,
Inc. ("Proco"). Under the terms of the agreement, the Company would acquire all of Proco's oil and gas assets, property, rights, goodwill and operating business in exchange for $2,000,000, of which specific terms will be defined in a definitive agreement. As of September 30, 2002, such definitive agreement has not been executed.

Note 7   Going Concern

As reflected in the accompanying financial statements for the nine months ended
September 30, 2002, the Company has a net loss of $1,992,973 and net cash used in operations of $10,393, an accumulated deficit of $8,354,694 and a working capital deficiency of $834,211 at September 30, 2002. In addition, the Company has discontinued operations and is currently inactive. The ability of the
Company to continue as a going concern is dependent on the Company's ability to develop or acquire a new business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is investigating new business opportunities and seeking additional funding. In addition, the Company has a letter of intent to acquire assets of an operating company (See Note 5). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

PART I   FINANCIAL INFORMATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF  OPERATIONS

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

     During the period of July 1, 2002 through September 30, 2002  the operations of the Company consisted of a search for oil and gas properties to acquire and operate. The Company was not successful in securing additional oil and gas properties during this period.

     The management of the company believes it will be successful in securing additional oil and gas properties but there can be no assurance the management will be successful in it efforts to re-invent the company as a profitable oil and gas operation Company, or that it will be successful in the operation of it's current property, "Proco"

 REVENUE FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2002 COMPARED TO REVENUE
             FOR THE THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2001.

     Revenue for the three and nine months ending September 30, 2002 was $0 and
$0, respectively, as compared to $24,178 and $71,829, respectively, for the three and nine months ending September 30, 2002.

     Our gross sales contracts for the three months ending September 30, 2002 were $0, as compared to $10,975, for the three months ending September 30,
2001.

                            MATERIAL TRENDS OR EVENTS

     Our business plan is to acquire oil and gas properties for development and
Operations, leading to revenue and profit growth. On July 30th of 2002 the
Company has Entered into a letter of intent to acquire Proco Operating properties via a convertible two million dollar note ($2,000,000). The term of the convertible note is 5 years at an interest rate of 6%. In 2007 at note maturity the note will convert to Preferred Stock and then at the Company's option the note and accrued interest can be paid with cash or converted to
Company Common stock at a pre-set value of $1.00 per share. There can be no assurance that we will be successful in our efforts to implement our plan, or operate Proco. There were no other material trends or events for the period ending September 30, 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had limited cash capital resources. We believe that these funds, along with expected revenues, and loans from various sources, will be sufficient to cover our working capital requirements for twelve months.

     Our future revenues may be insufficient to fund our operations;
accordingly, we may have to seek additional financing from financial institutions or other sources. We maintain a line of credit of $42,000 with Bank
One. As of September 30. 2002, we have borrowed $42,000 against the Bank One line of credit.

     At September 30, 2002 we had total cash of $0 compared to September 30,
2001 when we had total cash of $1,078. The decrease in cash is a result of a lack of revenues and operations for the period Ending September 30, 2002.

                            MATERIAL SEASONAL ASPECTS

We have not identified any seasonal aspects that would have a material effect on our current limited operations.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

     All material pending legal proceedings in which we are involved have been reported in our Form 10-KSB.

Item 2.   Changes in Securities and Use of Proceeds

     Working Capital restrictions and other limitations upon the payments of dividends.

     As reflected in the accompanying financial statements for the nine months ended September 30, 2002, we had a net loss from operations of $1,992,973 and net cash used in operations of $10,393. In addition, at September 30, 2002, we had an accumulated deficit of $8,354,694 and a working capital deficiency of
$834,211. As of September 30, 2002, we had no earnings. Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. We have not paid any dividends since our inception. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3.   Defaults Upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     There has not been any matters submitted to a vote of the Security Holders.

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN ENERGY PRODUCTION INC.

Date: December 12, 2002                      By: /s/ Charles Bitters
                                                ----------------------------
                                                     Charles Bitters,
                                                     President and Director

                                CERTIFICATIONS*

I, Charles Bittes, certify that:

1. I have reviewed this qaurterly report on Form 10-Q of American Energy
Production Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002                       By: /s/ Charles Bitters
                                                ------------------------
                                                      Charles Bitters, President and Director