Form 10KSB
period 2002-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2003-04-30
CIK 1111391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-52812

                         AMERICAN ENERGY PRODUCTION INC.
                                FORMERLY KNOW AS
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

Issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2002 was approximately
$361,642 based on the bid price on the OTC Bulletin Board. Shares held by non-affiliates were determined using beneficial ownership rules adopted pursuant to Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten percent stockholders, some of which may not be held to be affiliates upon judicial determination.

The number of shares outstanding of each of the issuer's classes of common equity as of December 31, 2002 was approximately 42,448,592.

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

                                     PART I
ITEM 1. BUSINESS

COMPANY OVERVIEW

General. Our company, (F.K.A. CommunicateNow.com Inc.) (the company) was incorporated on January 31, 2000 under the laws of the state of Delaware and has elected a fiscal year end of December 31. The Company operated a website business, Bizfinders.com (www.bizfinders.com) containing a business information database consisting of names, addresses, and phone numbers of approximately 11 million U.S. businesses. Visitors to this website used a search engine to locate businesses. Bizfinders was operational in 2001 and revenue was derived from
Internet display advertisements that appeared on the website. CommunicateNow.com
Inc. sales people sold the advertising through point of sale visits. On August
20, 2001 the Board of Directors of American Energy Production, Inc. (F.K.A.
CommunicateNow.com Inc.) committed to a plan to discontinue the Bizfinders unit of operations that was the only business of the Company. The plan of disposal includes sale of assets, settlement of liabilities and termination of contracts.
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

American Energy Production Inc. completed the purchase of substantially all of the oil and gas leases and oilfield equipment owned by Proco Operating Co. Inc., a Texas oil and gas operator. The transaction was completed on February 20, 2003 with the signing of a convertible $2,000,000 note, bearing interest at 6% with a maturity date of 2008.

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

EMPLOYEES

As of December 31, 2002, we had no paid employees and only one officer/director.

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

ITEM 2. PROPERTY

We maintain our corporate offices in a Universal City, Texas, building on Kitty
Hawk Road. We currently do not have a lease on this office space and we are not paying rent on this space. It is being provided to the Company by our officer/director free of charge. We expect we will have to lease more substantial office space later this year and that the cost of the space may be material to our operations.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. excluding legal fees, which cannot be estimated. The Company has included all amounts in its accounts payable at December 31, 2002 including two judgments for approximately
$ 23,600.00, one to a former officer in the approximate amount of $8,600 and one to VVM Media in the approximate amount of $ 6,500 and one to Lamar
Advertising in the approximate amount of $8,500.

The Company is subject to a lawsuit from one shareholder who invested $100,000 in the Company for 100,000 common shares of our stock during a private placement. The Company will vigoursly defend this lawsuit and believes there are no merits for this lawsuit, and a favorable ruling for the Company is expected.

The Company has included $37,341 of unpaid Federal payroll taxes and employee withholding and related penalties and interest in its accrued expenses and this amount is subject to IRS liens on the companies assets.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2002, we did not submit any matters to a vote of our security holders.

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
There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds. The
Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "AMEP".

MARKET PRICES OF OUR COMMON STOCK

The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of our Common Stock as reported on the OTC
Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

COMMON STOCK
CLOSING PRICES
                                HIGH       LOW
                             (Approximate values)
FISCAL 2002
     First Quarter              $0.03     $0.03
     Second Quarter             $0.03     $0.40
     Third Quarter              $0.15     $0.05
     Fourth Quarter             $0.04     $0.02

The closing price for the Company Common Stock on December 31, 2002 as reported on the OTC Bulletin Board was $0.02.

STOCKHOLDERS

As of December 31, 2002 there were 298 holders of record of the common stock according to the records maintained by our transfer agent. As of December 31,
2002 we had approximately 494 stockholders, including beneficial owners holding shares in street or nominee names.

DIVIDENDS

American Energy Production Inc. authorized a one for five restricted stock dividend for holders of common stock as of August 16, 2002, during our most recent fiscal year.  The stock dividend shares will be restricted until August
16, 2003.

                                    ITEM VI.

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

RESULTS OF OPERATIONS

Revenues. For the Year ended December 31, 2002 the Company had total revenues of
$4,000. The company ceased all operations of its only business unit, Bizfinders in August of 2001 and therefore revenue ceased. There has been $0 revenue for the 2002 year as compared to $97,601 in revenue for 2001.

Operating Expenses. For the year ended December 31, 2002 the Company had total operating loss of $(2,726,077) of which $2,696,355 relates to stock based compensation, consulting and legal fees from the S-8 Employee Benefit Plan that was completed on May 25, 2002 as compared to a operating loss of $(2,393,947) in
2001. This S-8 stock was issued for compensation, consulting and legal services.
The $250,000 for compensation in 2002 was given to the sole officer and director of the Company in the form of 1,000,000 shares of S-8 stock in the 2002 Employee
Benefit Plan. The consulting expenses for the year 2002 was $(2,335,938) as compared to a operating expense of $(954,735) in 2001. This expense occurred as a result of stock issued to various consultants under the 2002 S-8 Employment
Benefit Plan. The general and administrative expense of $366 in 2002 was for bank related expenses compared to $692,096 in 2001. The main difference in these numbers is due to the sole officer and director not receiving a salary or monetary compensation for his de minimus services and he also furnishing office space, telephones computers, faxes and also pay his own travel expenses at $0.
cost to the company. For the year 2002 the company had legal fees of $110,418 as compared to $0. in 2001. These legal expenses were related to issuance of S-8 shares in the 2002 Employee Benefit Plan for legal services required by the company in 2002. For the year 2002 the company has professional fees of $29,356 compared to $0., professional fees in 2001. These fees were paid for accounting and stock transfer fees.

The company had other income totaling $4,000 from the sale of furniture and equipment in 2002.  The company used the proceeds to settle a long-term lease on the company offices in Temple, Texas.

For the year 2002 the company had interest in 2002 was $38,102 from Band and
Lender lines of credit as compared to Bank and Lender interest of $27,559 in
2001.

Material Trends or Events:

On May 25, 2002 the Company filed a 12,500,000 share S-8 stock registration with the SEC for a Employee Benefit Plan.  In 2002 12,225,000 S-8 shares were distributed to consultants, advisors and employees.  The 2002 Employee Benefit plan was canceled on January 23, 2003.

On January 25, 2003 the Company filed a 25,000,000 share S-8 stock registration with the SEC for a Employee Benefit Plan.  The shares will be distributed to consultants, advisors and employees during calendar year 2003

It is the Company's plan under the direction of Charles Bitters to develop other business opportunities in the oil and gas lease arena. There can be no assurance that the company will be able to remain in business or that Mr. Bitters will be successful in his efforts to develop other business opportunities.

On February 20, 2003 the Company completed a purchase of substantially all of the oil and gas leases and oilfield equipment owned by Proco Operating Co, Inc., a Texas oil and gas operator for a $2,000,000 convertible note payable in 2007.
The Company with the assistance of a third party will try a re-completion of a existing well in the Barnett Shale formation that has been successfully produced in Wise County, Texas about 100 miles north of the Proco property.

Liquidity and Capital Resources:

As of December 31, 2002 the company had limited cash resources of approximately
$0. This cash is insufficient to fund operations and the company is seeking additional financing from financial institutions or other sources. The company believes it will be able to secure financing as needed to implement it's plan to acquire oil and gas properties, however than can be no assurance the company will be able to survive.

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
Director resigned, leaving Charles Bitters the Sole Director, Secretary and
Officer. When the Directors were appointed to serve each Director was offered
125,000 share options at a price of $1.00/share. Because all of the Company
Directors resigned, all of the options expired. Bill Elliott, former Director owns 10,000 shares of our stock. Randal LeBlanc former Director did not own any common stock in our company. John C. Winkler former Director owns 860,000 or
3.7% of our stock. David Hancock former President, Chairman of the Board owns
8,067,060 shares or 19.00% of our stock. Charles Bitters current President of
Operations owns 1,219,600 shares or 2.873% of our stock. Charles Bitters is the father of Amanda Bitters, Sole Director and Officer of Daambr Production
Corporation, which owns 10,908,000 shares or 25.696% of our stock.

ITEM 10. EXECUTIVE COMPENSATION

Charles Bitters the current President is not receiving any monetary compensation at this time from the Company. However. Mr. Bitters received 1,000,000 shares of
AMEP in the American Energy Production Inc. 2002 Employee Benefit Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

David Hancock former President and Chairman of the Board     8,067,060 shares or 19.00%
Daambr Production Corporation                               10,908,000 shares or 25.696%
Charles Bitters current President                            1,219,600 shares or  2.873%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2002 there were no related transactions.

ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits.

The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10- K:

2.1
2.2
2.3
2.4
2.5

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on April 30, 2003.

                                                  American Energy Productions Inc.
                                                  (F.K.A. CommunicateNow.com Inc,)
                                                  A Delaware corporation

                                                  By:  /s/ Charles Bitters
                                                   -----------------------------
                                                  Name:    Charles Bitters
                                                  Title:   President Secretary
                                                           and Sole Director

In accordance with the Exchange Act, the following persons on behalf of the
Registrant and in the capacities indicated have signed this report on the 30th day of April, 2003.

Signature                           Title                     Date

/s/ Charles Bitters
------------------------        President/Sole               April 30, 2003
Charles Bitters                 Director, Secretary

                                       10

                                 CERTIFICATIONS

I, Charles Bitters, certify that:

1.   I have reviewed this annual report on Form 10-KSB of American Energy
     Production Inc;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annually  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annually  report (the Evaluation Date); and
        (c)   presented in this annually  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Charles Bitters
    Charles Bitters

    Chief Executive Officer

                                       11

                                 CERTIFICATIONS

I, Charles Bitters, certify that:

1.   I have reviewed this annual report on Form 10-KSB of American Energy
     Production Inc;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annually  report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annually  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annually  report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annually  report (the Evaluation Date); and
        (c)   presented in this annually  report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual  report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ Charles Bitters
    Charles Bitters

    Chief Financial Officer

                                       12

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)

                              Financial Statements

                                December 31, 2002

                                       13

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)

                                    Contents

                                                                          Page(s)

   Independent Auditors' Report                                              F-1

   Balance Sheet                                                             F-2

   Statements of Operations                                                  F-3

   Statements of Changes in Stockholders' Deficiency                         F-4

   Statements of Cash Flows                                            F-5 - F-6

   Notes to Financial Statements                                      F-7 - F-17

                                       14

                          Independent Auditors' Report

To the Board of Directors of:
   American Energy Production, Inc.
   (F/K/A Communicate Now.Com, Inc.)

We have audited the accompanying balance sheet of American Energy Production,
Inc. (F/K/A Communicate Now.Com, Inc.) as of December 31, 2002 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of American Energy Production, Inc.
(F/K/A Communicate Now.Com, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and
2001, in conformity with accounting principles generally accepted in the United
States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has ceased operations, liquidated substantially all assets, and is in default on certain related party notes payable, a lease payable, and on certain notes payable to banks. The Company has a net loss of $2,770,129 and net cash used in operations of $11,047 in 2002 and a working capital deficiency of $847,751 an accumulated deficit of $9,131,850 and a stockholders' deficiency of $847,751 at December 31, 2002. In addition, the Company has discontinued operations and is currently inactive. These matters raise substantial doubt about its ability to continue as a going concern.
Management's Plan in regards to this matter is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 25, 2003

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                                 Balance Sheets
                 For the Years Ended December 31, 2002 and 2001

                                     ASSETS

Current Assets
Cash                                                             $      -
                                                                 ----------

Total Current Assets                                                    -
                                                                 ----------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Cash overdraft                                                   $   6,726
Accounts payable                                                   240,788

Accrued interest payable                                            43,919

Accrued payroll taxes and penalties                                 44,784

Lease payable                                                       18,353

Notes payable to banks                                              61,357

Loan payable - officer                                              20,328
Notes payable - related party                                      411,496
                                                                 ----------
Total Current Liabilities                                          847,751
                                                                 ----------

Stockholders' Deficiency
Common stock, $0.0001 par value, 100,000,000 shares authorized
    42,448,592 shares issued and outstanding                         4,245
Additional paid in capital                                       8,639,750
Accumulated deficit                                             (9,131,850)
                                                                 ----------
                                                                  (487,855)
Less: deferred legal and consulting expense                       (359,896)
                                                                 ----------
Total Stockholders' Deficiency                                    (847,751)
                                                                 ----------

Total Liabilities and Stockholders' Deficiency                   $      -
                                                                 ==========

                 See accompanying notes to financial statements

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Operations
                 For the Years Ended December 31, 2002 and 2001

                                                       2002          2001
                                                   -----------    -----------

Total Revenues                                     $        -     $    97,601
                                                   -----------    -----------

Operating Expenses
Compensation                                           250,000        424,527
Consulting                                           2,335,938        954,735
Depreciation and amortization                               -          96,826
General and administrative                                 366        692,096
Bad debt                                                    -          22,971
Impairment loss                                             -         248,695
Loss on sale of assets                                      -          50,798
Legal fees                                             110,418             -
Professional fees                                       29,355             -
                                                   -----------    -----------
Total Operating Expenses                             2,726,077      2,490,648
                                                   -----------    -----------

Loss from Operations                                (2,726,077)    (2,393,047)
                                                   -----------    -----------

Other Income (Expenses)
Interest income                                             -             729
Other income                                             4,000            670
Interest expense                                       (38,102)       (27,559)
Payroll tax interest and penalties                      (5,950)            -
Loss on settlement                                      (4,000)            -
                                                    -----------    -----------
Total Other Income (Expense), net                      (44,052)       (26,160)
                                                    -----------    -----------

Net Loss                                            $(2,770,129)   $(2,419,207)
                                                    ===========    ===========

Net Loss Per Share - Basic and Diluted              $     (0.07)   $     (0.08)
                                                    ===========    ============

Weighted average number of shares outstanding
     during the year - basic and diluted             37,458,105      30,087,762
                                                    ===========    ============

                 See accompanying notes to financial statements

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                Statements of Changes in Stockholders' Deficiency
                 For the Years Ended December 31, 2002 and 2001

                                                                                    Deferred
                                      Common Stock        Additional                Legal and
                                 ----------------------   Paid - in   Accumulated  Consulting
                                   Shares      Amount      Capital     Deficit      Expense      Total
                                 ----------  ----------   ----------  ----------  ----------  ----------
Balance, December 31, 2000       22,998,820  $    2,300   $2,991,520  $(1,678,590)$ (628,261) $  686,969

Amortization of deferred
   consulting expense                    -           -            -            -     628,261     628,261

Common stock issued for services
   to employee                       25,000           3       49,997           -          -       50,000

Common stock issued for services
   to vendor                        125,000          12      174,988           -          -      175,000

Common stock paid to vendor by
   stockholder                           -           -       105,000           -          -      105,000

Net loss, 2001                           -           -            -    (2,419,207)        -   (2,419,207)
                                 ----------  ----------   ----------  ----------  ----------  ----------

Balance, December 31, 2001       23,148,820       2,315    3,321,505   (4,097,797)        -     (773,977)

Issuance of stock for
   compensation                   1,000,000         100      249,900           -          -      250,000

Issuance of stock for
   consulting                    11,225,000       1,123    2,805,128           -    (359,896)  2,446,355

Issuance of stock related to
   20% stock dividend             7,074,764         707    2,263,217   (2,263,924)        -           -

Net loss, 2002
                                         -           -            -    (2,770,129)        -   (2,770,129)
                                 ----------  ----------   ----------  ----------  ----------  ----------

Balance, December 31, 2002       42,448,584   $   4,245   $8,639,750  $(9,131,850)$ (359,896) $ (847,751)
                                 ==========  ==========   ==========  ==========  ==========  ==========

                 See accompanying notes to financial statements

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                                             2002             2001
                                                         ------------     ------------
Cash Flows from Operating Activities:
Net loss                                                 $ (2,770,129)    $ (2,419,207)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Depreciation and amortization                                      -            96,826
Stock issued for services                                   2,696,356          958,261
Loss on sale of assets                                             -            50,798
Impairment loss                                                    -           248,695
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable                                                -             2,124
Employee advances                                                  -             6,100
Prepaid expenses                                                   -             1,000
Increase (decrease) in:
Accounts payable                                               19,952          193,318
Accrued interest payable                                       36,824               -
Accrued payroll taxes payable                                   5,950               -
                                                         ------------     ------------
Net Cash Used in Operating Activities                         (11,047)        (862,085)
                                                         ------------     ------------

Cash Flows from Investing Activities:
Purchase of property and equipment                                 -          (145,102)
Proceeds from sale of property and equipment                       -            15,350
                                                         ------------     ------------
Net Cash Used in Investing Activities                              -          (129,752)
                                                         ------------     ------------

Cash Flows from Financing Activities:
Cash overdraft                                                    526            6,200
Borrowings from bank                                               -           118,496
Borrowings from related parties                                10,481          404,342
Payments on lease obligation                                       -            (2,885)
                                                         ------------     ------------
Net Cash Provided by Financing Activities                      11,007          526,153
                                                         ------------     ------------

Net Decrease in Cash                                     $        (40)    $   (465,684)

Cash and cash equivalents at Beginning of Year                     40          465,724
                                                         ------------     ------------

Cash at End of Year                                      $         -      $         40
                                                         ============     ============

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest              $         25     $      5,536
                                                         ============     ============

                 See accompanying notes to financial statements

During the year ended December 31, 2002, the Company issued 11,225,000 shares of common stock having a fair value of $2,806,250 in exchange for legal and consulting services. (See Note 9)

During the year ended December 31, 2002, the Company issued 1,000,000 shares of common stock having a fair value of $250,000 in exchange for compensation of a corporate officer. (See Notes 8 and 9)

During the year ended December 31, 2002, the Company declared a 20% stock divided totaling 7,074,764 shares and having a fair value of $2,263,924. (See
Note 9)

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

Note 1  Summary of Significant Accounting Policies and Organization

         (A) Nature of Business and Summary of Significant Accounting Policies

         American Energy Production, Inc. f/k/a Communicate Now.com, Inc. (the
         "Company") was incorporated on January 31, 2000 under the laws of the
         State of Delaware and has elected a fiscal year end of December 31.

         The Company operated a website, www.bizfinders.com, containing a business information database consisting of names, addresses, and phone numbers of approximately 11 million United States businesses. Visitors to this website used a search engine to locate businesses. The website became operational on November 1, 2000. Revenue was derived from
         Internet display advertisements that appeared on the website, which were developed at point-of-sale visits by the Company's sale representatives to customer sites.

         The Company left the development stage in the first quarter of 2001. In
         August 2001, the Company ceased all operations. On August 20, 2001 (the
         "Measurement Date"), the Company's Board of Directors committed to a plan to discontinue the Bizfinders unit of operations, which was the only business of the Company. The plan of disposal includes sale of assets, settlement of liabilities and termination of contracts.
         Accordingly, the statement of operations represents all activity from discontinued operations. The Company terminated all employees and related employment agreements. Other operating agreements were allowed to lapse without renewal. All known costs of discontinued operations had been accrued as of December 31, 2001.

         On July 15, 2002, the Company changed its corporate name to American
         Energy Production, Inc.

         The Company is investigating new business opportunities and seeking additional funding. In addition, the Company acquired assets of an operating company in February 2003. (See Note 11)

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
         Significant estimates as of December 31, 2002 include valuation of stock issued for services and the valuation allowance for deferred tax assets.

         (C) Cash Equivalents

         For the purpose of the cash flow statement, the Company considers all highly liquid  investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

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

         (G) Revenue Recognition

         The Company records advertisement sales at the time of the contract as accounts receivable and a deferred revenue liability. Revenues are recognized over the one-year contract period as earned. The Company ceased operations in August 2001.

         (H) Advertising

         In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising costs for the year ended December 31, 2002 and
         2001 was $0 and $133,428, respectively.

         (I) Stock-Based Compensation

         The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB")
         Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
         Compensation" and SFAS No. 148, "Accounting for Stock Based
         Compensation-Transition and Disclosure," which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-
         valued based method defined in SFAS No. 123 had been applied.

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

         The Company accounts for stock options issued to non-employees for goods or services in accordance with SFAS 123.

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

         (K) Net Loss Per Common Share

         Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At
         December 31, 2002, there were no common stock equivalents outstanding, which may dilute future earnings per share.

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

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

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
         operations or liquidity.

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

         Statement No. 144 "Accounting for the Impairment or Disposal of Long-
         Lived Assets" supercedes Statement No. 121 "Accounting for the
         Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed of" ("SFAS 121"). Though it retains the basic requirements of
         SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of
         Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

         Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64,
         Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS
         145") updates, clarifies, and simplifies existing accounting pronouncements. Statement No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Statement 64 amended Statement 4, and is no longer necessary because Statement 4 has been rescinded.
         Statement 44 was issued to establish accounting requirements for the effects of transition to the provisions of the motor Carrier Act of
         1980. Because the transition has been completed, Statement 44 is no longer necessary. Statement 145 amends Statement 13 to require that certain lease modifications that have economic effects similar to sale-
         leaseback transactions be accounted for in the same manner as sale-
         leaseback transactions. This amendment is consistent with FASB's goal requiring similar accounting treatment for transactions that have similar economic effects. This statement is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 146, "Accounting for Exit or Disposal Activities" ("SFAS
         146") addresses the recognition, measurement, and reporting of cost that are associated with exit and disposal activities that are currently accounted for pursuant to the guidelines set forth in EITF
         94-3, "Liability Recognition for Certain Employee Termination Benefits
         and Other Costs to exit an Activity (including Certain Cost Incurred in a Restructuring)," cost related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated - nullifying the guidance under EITF
         94-3. Under SFAS 146, the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December
         31, 2002 with earlier application encouraged. The adoption of SFAS
         146 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         Statement No. 148, "Accounting for Stock-Based Compensation-Transition
         and Disclosure", amends FASB Statement No. 123, "Accounting for Stock-
         Based Compensation." In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Statement also improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make pro forma disclosures only in annual financial statements. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December
         15, 2002, with earlier application permitted in certain circumstances.
         The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after
         December 15, 2002. The Company adopted the disclosure provisions of
         Statement 148 for the year ended December 31, 2002, but will continue to use the method under APB 25 in accounting for stock options. The adoption of the disclosure provisions of Statement 148 did not have a material impact on the Company's financial position, results of operations or liquidity.

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

Note 2   Legal Matters

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2002, including three judgments for approximately $23,600.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The Company believes an unfavorable outcome is not probable.

The Company has included $44,784 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of
December 31, 2002. Such amounts are subject to potential IRS tax liens.

Note 3   Sale of Equipment

As of December 31, 2001, the Company had written down remaining property and equipment to its estimated net realizable value of zero. During the year ended
December 31, 2002, the Company sold certain equipment for $4,000 and used that
$4,000 cash as a settlement payment to terminate the office lease. (See Notes 4 and 5)

Note 4   Lease Payable

An amount of $18,353 is payable under a computer equipment lease which was accounted for as a capital lease. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement;
however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds (see Notes 3 and 8). During 2002, the Company has accrued
$1,835 in related interest for this lease.

Note 5   Notes Payable to Banks

Notes payable to banks consists of the following at December 31, 2002:

Note payable, interest at 11.05% (default rate 18%), due March 11, 2002, secured by all equipment which had been repossessed as of December 31, 2001 and applied
to the balances, in default as of March 11, 2002  (See Note 3)                  $  19,558

Note payable, interest at prime plus 2% (6.75% at December 31, 2002), and due on demand, secured by all present and future equipment of the Company, right of offset against the Company's bank account and guaranteed by the principal
stockholder.  (See Note 3)                                                         41,799
                                                                                ---------
                                                                                $  61,357
                                                                                =========

During 2002, the Company has accrued $6,184 in related interest on these notes.

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

Note 6   Loan Payable - Officer

During 2002, the Company's sole officer/director advanced $20,328 for payment of corporate expenses on behalf of the Company. The loan is non-interest bearing, unsecured and due on demand. (See Note 8)

Note 7   Notes Payable - Related Party

Notes payable to related party at December 31, 2002 are payable to a former officer/director of the Company who is a principal stockholder as follows:

Note payable dated October 18, 2000, interest at 6.5%, matures October 16, 2001,
in default at December 31, 2002                                                 $   8,393

Note payable dated March 21, 2001, interest at 6%, matures March 21, 2002, in
default at December 31, 2002                                                       75,000

Note payable dated April 4, 2001, interest at 6%, matures April 4, 2002, in
default at December 31, 2002                                                       75,000

Note payable dated April 11, 2001, interest at 6%, matures April 11, 2002, in
default at December 31, 2002                                                       25,000

Note payable dated April 23, 2001, interest at 6.5%, matures April 23, 2002, in
default at December 31, 2002                                                       50,000

Note payable dated June 15, 2001, interest at 6%, matures June 15, 2002, in
default December 31, 2002                                                          30,000

Note payable dated July 6, 2001, interest at 6.5%, matures December 6, 2001, in
default at December 31, 2002                                                       13,103

Note payable dated July 6, 2001, interest at 6.5%, matures December 6, 2001, in
default at December 31, 2002                                                       25,000

Note payable dated July 13, 2001, interest at 6.5%, matures December 13, 2001,
in default at December 31, 2002                                                    15,000

Note payable dated July 20, 2001, interest at 6.5%, matures December 20, 2001,
in default at December 31, 2002                                                     9,800

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

Note payable dated August 3, 2001, interest at 6.5%, matures December 3, 2001,
in default at December 31, 2002                                                    18,000

Note payable dated August 21, 2001, interest at 6%, matures December 20, 2001,
in default at December 31, 2002                                                    47,200

Note payable dated September 10, 2001, interest at 6.5%, matures December 10,
2001, in default at December 31, 2002                                              20,000
                                                                                ---------
                                                                                $ 411,496
                                                                                =========

During 2002, the Company has accrued $35,900 in related interest on these notes which is included in interest expense.

Note 8   Related Party

In 2002, the Company's former officer/director and the current sole officer/director personally guaranteed a computer equipment lease. (See Note 4)

In 2002, the Company's sole officer advanced $20,328 for payment of corporate expenses. (See Note 6)

On May 29, 2002, the Company issued 1,000,000 shares of common stock to a corporate officer and its sole director.  (See Note 9)

Note 9   Stockholders' Deficiency

(A) Stock Issuances

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

On May 23, 2002, the Company approved an Employee Benefit Plan ("the Plan") for the purpose of providing stock based awards to its employees as defined in the plan. Under the terms of the plan, the Board of Directors may discontinue the plan at any time and no employee has any rights to be granted shares under the plan. On May 25, 2002, the Company filed as an exhibit to a Form S-8 registration statement the above plan and registered 12,500,000 shares, of which
12,225,000 were granted and issued on May 29, 2002 as discussed below.

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

On May 29, 2002, the Company issued 11,225,000 shares of common stock, pursuant to the plan, having a fair value of $2,806,250 based on the $.25 quoted trading price on the grant date in exchange for legal and consulting services. As of
December 31, 2002, the Company has expensed $2,335,938 of consulting fees,
$110,418 of legal fees, and deferred $359,896 related to future legal and consulting services.

On May 29, 2002, the Company issued 1,000,000 shares of common stock, pursuant to the plan, having a fair value of $250,000 based on the $.25 quoted trading price on the grant date in exchange for services of a corporate officer. As of
December 31, 2002, the Company has expensed the entire $250,000 related to past services. (See Note 8)

On June 19, 2002, the Company declared a 20% stock divided totaling 7,074,764 shares having a fair value of $2,263,924 based on the $.32 quoted trading price on the declaration date. Accordingly, the Company had charged its accumulated deficit, and recorded the value to common stock and additional paid-in capital for the 20% stock dividend. These shares were issued to stockholders of record as of August 16, 2002. All shares and per share amounts have been retroactively restated for all periods presented in the accompanying financial statements to give effect for the 20% stock dividend.

(B) Stock Options

In 2001, 375,000 options previously granted, terminated unexercised when certain directors resigned.

         A summary of the options issued as of December 31, 2001 and changes during the year is presented below:

                                         Number of Options     Weighted Average
                                                                 Exercise Price
                                         -----------------     -----------------
         Stock Options
         Balance at January 1, 2001                375,000     $            1.00
         Granted                                        -      $              -
         Exercised                                      -      $              -
         Forfeited                                 375,000     $            1.00
                                         -----------------     -----------------
         Balance at December 31, 2001                   -      $              -
                                         ==================    =================

         Options exercisable at end of period           -      $              -

         Weighted average fair value of options granted during
         the period                                            $              -
                                                               =================

There were no stock options or warrants granted during the year ended December
31, 2002.

                        American Energy Production, Inc.
                        (F/K/A Communicate Now.Com, Inc.)
                          Notes to Financial Statements
                                December 31, 2002

Note 10   Income Taxes

There was no income tax expense for the periods ended December 31, 2002 and 2001 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the periods ended December 31, 2002 and 2001, (computed by applying the Federal
Corporate tax rate of 34% to loss before taxes), as follows:

                                                    2002             2001
                                              --------------    ---------------
Computed "expected" tax expense (benefit)     $     (941,844)   $      (822,530)
Non deductible stock based compensation              916,761                 -
Change in valuation allowance                         25,083            822,530
                                              --------------    ---------------
                                              $           -     $            -
                                              ==============    ===============

The effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                   2002               2001
                                              --------------    ---------------
Deferred tax assets:
Net operating loss carryforward               $    1,418,334    $     1,393,251
                                              --------------    ---------------
Total gross deferred tax assets                    1,418,334          1,393,251
Less valuation allowance                          (1,418,334)        (1,393,251)
                                              --------------    ---------------
Net deferred tax assets                       $           -     $            -
                                              ==============    ===============

The Company has a net operating loss carryforward of approximately $4,171,571 available to offset future taxable income through 2022.

The valuation allowance at December 31, 2001 was $1,393,251. The net change in valuation allowance for the year ended December 31, 2002 was an increase of
$25,083.

Management believes that the ceasing of operations in August 2001 and the entering into a new business in February 2003 (see Note 12) subjects the Company to the IRC Section 382 net operating loss carryforward limitation of zero.

Note 11   Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $2,770,129 and net cash used in operations of $11,047 in 2002 and a working capital deficiency of $847,751 an accumulated deficit of $9,131,850 and a stockholders' deficiency of $847,751 at December 31, 2002. In addition, the
Company has discontinued operations and is currently inactive. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop or acquire a new business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company is investigating new business opportunities and seeking additional funding. In addition, the Company has acquired certain assets of an operating company (See Note 12). Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern.

Note 12   Subsequent Events

On July 25, 2002, the Company entered into a purchase agreement to acquire substantially all of the assets and related liabilities of Proco Operating Co.,
Inc. ("Proco"). The transaction closed on February 20, 2003. Under the terms of the agreement, the Company would acquire all of Proco's oil and gas assets, property, rights, goodwill and operating business in exchange for a $2,000,000 convertible note at 6% interest maturing on February 20, 2008. The note will be converted to preferred stock and then to common stock at a price of $1.00 per share. All principal and interest will be paid in preferred stock. The acquisition will be accounted for as a purchase and valued at fair market value at the date of acquisition.

On January 24, 2003, the Company's Board of Directors adopted a resolution to remove from registration any and all remaining shares of common stock registered under its Form S-8, which have not been issued or reserved for issuance under the Communicate Now.Com, Inc. Employee Benefit Plan as filed August 23, 2002.

On January 27, 2003, the Company's Board of Directors adopted a resolution to create the 2003 Employee Benefit Plan. The Company has authorized for registration 25,000,000 shares of its common stock on Form S-8.

As of the date of the accompanying audit report, and under the terms of this
Employee Benefit Plan, the Company issued 22,800,000 shares of its common stock to various unrelated third parties for future services. The shares are valued at the Company's quoted trading price at the date of issuance and the related expense will be recognized over the term of the service agreement.