Form 10KSB/A
period 2002-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2003-05-06
CIK 1111391

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2002 was $361,642 based on the bid price on the OTC Bulletin Board. Shares held by non-affiliates were determined using beneficial ownership rules adopted pursuant to Section 13 of the Exchange Act, and exclude stock owned by directors, officers and ten percent stockholders, some of which may not be held to be affiliates upon judicial determination.

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