Form 10QSB
period 2003-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2003-05-22
CIK 1111391

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
              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: common shares as of March 31, 2003.

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [ ]

                         American Energy Production Inc.
                                   FORM 10-QSB

                       Three months ending March 31, 2003

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   Financial Statements (Unaudited)
         Balance Sheet
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

Item 1   Legal Proceedings

Item 2   Changes in Securities and use of Proceeds

Item 3   Defaults upon Senior Securities

Item 4   Submission of Matters to a vote of Security Holders

Item 5   Other Information

Item 6   Exhibits and Reports on Form 8-K

                       AMERICAN ENEREGY PRODUCTION INC.

                              FINANCIAL STATEMENTS

                                March 31,2003

                         American Energy Production Inc.

                                    Contents

Notes to Financial Statements..........................................F-4 - F-8

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                                  Balance Sheet

                                     Assets

Property and Equipment, net                                       $    2,000,000
                                                                 ---------------

Total Assets                                                      $    2,000,000
                                                                 ===============

                    Liabilities and Stockholders' Deficiency

Current Liabilities
Cash overdraft                                                    $        6,726
Accounts payable                                                         240,788
Accrued interest payable - current                                        52,858
Accrued payroll taxes and penalties                                       46,285
Lease payable                                                             18,153
Notes payable to banks                                                    61,357
Loan payable - officer                                                    20,728
Notes payable - related party                                            411,495
                                                                 ===============
Total Current Liabilities                                                858,390
                                                                 ===============

Convertible note payable                                               2,000,000
Accrued interest payable - long term                                      12,824
                                                                 ---------------
Total Long Term Liabilities                                            2,012,824
                                                                 ---------------

Total Liabilities                                                      2,871,214
                                                                 ---------------

Stockholders' Deficiency
Common stock, $0.0001 par value, 100,000,000 shares authorized
   63,548,592 shares issued and outstanding                                6,355
Common Stock issuable (1,700,000 shares at par)                              170
Additional paid in capital                                             9,479,070
Accumulated deficit                                                   (9,360,491)
Deficit accumulated during the development stage                        (174,843)
                                                                 ---------------
                                                                         (49,739)
Less: deferred expenses                                                 (821,475)
                                                                 ---------------
Total Stockholders' Deficiency                                          (871,214)
                                                                 ---------------

Total Liabilities and Stockholders' Deficiency                   $     2,000,000
                                                                 ===============

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Operations
                                   (Unaudited)

                                                                        From February 20, 2003
                                   Three Months Ended March 31,      (Inception of Development
                                    2003                   2002      Stage) to March 31, 2003
                              ------------------  ------------------   ------------------

Total Revenues                $               -   $                 -  $               -
                              ------------------  ------------------   ------------------

Operating Expenses

Consulting                               295,521                  -               128,059

General and administrative                    -                  142                   -

Legal                                     25,000                  -                10,833

Website                                   59,500                  -                25,783
                              ------------------  ------------------   ------------------

Total Operating Expenses                 380,021                 142              164,675
                              ------------------  ------------------   ------------------

Loss from Operations                    (380,021)               (142)            (164,675)
                              ------------------  ------------------   ------------------

Other Income (Expenses)

Other income                                   -               4,000                   -

Interest expense                          (21,962)            (9,807)              (9,517)

Payroll tax interest and penalties         (1,501)                -                  (651)

Loss on settlement                             -              (4,000)                   -
                              ------------------  ------------------   ------------------

Total Other Expense, net                 (23,463)             (9,807)             (10,168)
                              ------------------  ------------------   ------------------

Net Loss                      $         (403,484) $           (9,949)  $         (174,843)
                              ==================  ===================  ==================

Net Loss Per Share -
Basic and Diluted             $            (0.01) $                -   $               -
                              ==================  ===================  ==================

Weighted average number of
  shares outstanding during
  the year - basic and diluted         54,039,695          23,148,820          61,371,661
                              ==================  ===================  ==================

                        American Energy Production, Inc.
                        (F/K/A CommunicateNow.com, Inc.)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                        From February 20, 2003
                                                      Three Months Ended March 31,     (Inception of Development
                                                        2003                2002        Stage) to March 31, 2003
                                                 ------------------  ------------------   ------------------
Cash Flows from Operating Activities:

Net loss                                          $        (403,484)  $          (9,949)  $         (174,843)
Adjustments to reconcile net loss to
     net cash used in  operating activities:

Stock issued for services                                   380,020                  -               164,675
Changes in operating assets and liabilities:
Increase (decrease) in:

Accrued interest payable                                     21,763                  -                 9,432

Accrued payroll taxes payable                                 1,501                  -                   650
                                                 ------------------  ------------------   ------------------

Net Cash Used in Operating Activities                        (200)               (9,949)                (86)
                                                 ------------------  ------------------   ------------------

Cash Flows from Financing Activities:

Loan payable - officer                                        400                   102                 173

Payments on lease obligation                                 (200)                   -                  (87)
                                                 ------------------  ------------------   ------------------

Net Cash Provided by Financing Activities                     200                   102                  86
                                                 ------------------  ------------------   ------------------

Net Decrease in Cash                              $            -      $          (9,847)  $              -

Cash and cash equivalents at Beginning of Year                 -                     40                  -
                                                 ------------------  ------------------   ------------------

Cash at End of Year                               $            -      $          (9,807)   $             -
                                                 ==================  ==================   ==================

Supplemental disclosure of cash flow information:

     Assets acquisition for note payable          $     2,000,000     $              -     $       2,000,000
                                                  ==================  ==================   ==================

                        American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
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

For further information, refer to the audited financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB.

On February 20, 2003, upon the acquisition of certain oil and gas assets (see
Note 3), the Company entered a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas and seeking capital.

Note 2  Nature of Operations and Significant Accounting Policies

         (A) Nature of Operations

         The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of, oil and gas. The Company has not generated any sales through March 31, 2003.

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
         Significant estimates as of March 31, 2003 include valuation of stock issued for services and the allocation of the purchase price to certain oil and gas related assets acquired.

         (C) Property and Equipment - Oil and Gas Properties

         The Company uses the successful efforts method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) are capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) are charged to operations. All capitalized costs of oil and gas properties are depleted using the units-of-production method based on total proved reserves. The capitalized cost of support equipment and fixtures will be depreciated over their estimated useful life once they are placed into service.

                        American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

         (D) Long-Lived Assets

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

         (E) Recent Accounting Pronouncements

         In November 2002, the FASB issued FASB Interpretation No. 45,
         "Guarantor's Accounting and Disclosure Requirements for Guarantees,
         Including Indirect Guarantees of Indebtedness of Others" ("FIN 45").
         FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities.
         The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for the
         Company for financial statements of interim periods beginning July 1,
         2003.

         In January 2003, the FASB issued FASB Interpretation No. 46,
         "Consolidation of Variable Interest Entities" ("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51
         ("ARB 51", "Consolidated Financial Statements". ARB 51 requires that a
         Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the
         Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as "variable interest entities")
         that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

Note 3  Property and Equipment and Assets Acquisition

On February 20, 2003 (the "Acquisition" date), the Company acquired from a certain assignor, who is the brother (see Note 4) of the Company's president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The
Company plans to extract and sell oil and gas from existing wells. The consideration paid was a promissory note for $2,000,000 at 6% interest, maturing
July 25, 2007. Upon the maturity date, the promissory note and accrued interest is payable in convertible preferred stock at $1.00 per share and this preferred stock is convertible into common stock at $1.00 per share. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of Statement of Financial Accounting Standards No. 141
"Business Combinations". The purchase price is allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company's financial statements from the Acquisition date.

                        American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Oil and Gas Properties

Acquisition costs of proved property consists of oil and gas lease acquisition costs relating to proved, developed, non-producing properties. The cost allocated to the lease was $1,642,500 on the acquisition date. Amortization of these costs into production costs, using the units-of-production method, will begin when production commences. Accordingly, there was no depreciation for the three months ended March 31, 2003. Oil and gas properties were as follows at
March 31, 2003:

                  Oil and gas properties                    $      1,642,500
                  Accumulated depletion                                   -
                                                               --------------
                                                            $      1,642,500
                                                               ==============

Property and Equipment-Capitalized Costs Relating to Oil and Gas Properties

Certain support equipment and fixtures were acquired as part of the asset acquisition. The portion of the aggregate $2,000,000 purchase price allocated to support equipment and fixtures, based on the fair market values of such support equipment and fixtures, was as follows at the acquisition date and at March 31,
2003:

                  Support equipment and fixtures          $          357,500
                  Accumulated depreciation                                -
                                                          $          357,500
                                                               ==============

The Company will begin depreciation of the acquired support equipment and fixtures when development commences. Accordingly, there was no depreciation for the three months ended March 31, 2003.

Supplementary Oil and Gas Information as of February 20, 2003, the lease acquisition date (Unaudited):

                           Property Acquisition Costs

                                                           Three Months Ended
                                                              March 31, 2003
                                                           --------------------

                      Proved properties                    $         1,642,500
                                                           ====================

Estimated Gross Reserves and Income Data at February 20, 2003 for United States
Properties:

                                     PROVED

                                         Developed                                    Total
                                       Non-Producing           Undeveloped           Proved
                                    -------------------     ----------------     ---------------
Gross Remaining Reserves
    Oil/Condensate - Barrels                  2,232,522                   -            2,232,522
    Gas - MMCF                                    2,985                   -                2,985

Income Data
    Future Net Revenue              $        68,516,680     $             -           68,516,680
    Deductions                              (22,680,167)                  -          (22,680,167)
                                    -------------------     ----------------     ---------------
    Future Net Income (FNI)         $        45,836,513     $             -      $    45,836,513
                                    ===================     ================     ===============

    Discounted FNI at 10%           $        33,011,202     $             -      $    33,011,202
                                    ===================     ================     ===============

                        American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 4  Related Party Transactions

On February 20, 2003, the Company acquired certain oil and gas properties from the brother of the Company's president and sole director. (See Note 3)

Note 5  Note Payable

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6%. The maturity date is July 25, 2007. The note is payable at maturity in preferred stock of the Company at $1.00 per share. That preferred stock is convertible into common stock at $1.00 per share. As of
March 31, 2003, the Company had not yet authorized the issuance of any preferred stock. Accrued interest at March 31, 2003 was $12,824.

Note 6  Legal Matters

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2003.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The Company believes an unfavorable outcome is not probable.

The Company has included $46,285 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of
March 31, 2003. Such amounts are subject to potential IRS tax liens.

Note 7  Stockholders' Deficiency

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

As of the date of the accompanying financial statements, and under the terms of this Employee Benefit Plan, the Company issued 22,800,000 shares of its common stock to various unrelated third parties for future services. The shares are valued at the Company's quoted trading price at each grant date since the shares are deemed fully vested at the grant date and the related expense will be recognized over the term of the respective service agreement. The following provides details of these grants:

                        American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

On January 1, 2003, 4,000,000 common shares were granted for a six-month service period valued at $0.02 per share or $80,000. During the three months ended March
31, 2003, the Company recognized $40,000 of consulting expense and deferred
$40,000 in stockholders' deficiency.

On January 29, 2003, 2,000,000 common shares were granted for a six-month service period valued at $0.02 per share or $40,000. During the three months ended March 31, 2003, the Company recognized $13,333 of consulting expense and deferred $26,667 in stockholders' deficiency.

On February 8, 2003, 5,100,000 common shares were granted for a one-year service period valued at $0.07 per share or $357,000. During the three months ended
March 31, 2003, the Company recognized $59,500 of consulting expense and deferred $297,500 in stockholders' deficiency.

On March 1, 2003, 10,000,000 common shares were granted for a six-month service period valued at $0.03 per share or $300,000. During the three months ended
March 31, 2003, the Company recognized $50,000 of consulting expense and deferred $250,000 in stockholders' deficiency.

On March 28, 2003, 1,700,000 common shares were granted for a one-year service period valued at $0.038 per share or $64,600. The Company deferred the $64,600 in stockholders' deficiency at March 31, 2003 to be recognized pro-rata starting April 1, 2003 through March 31, 2004. The 1,700,000 were issuable at March 31, 2003. (see Note 9)

Note 8  Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $403,484 and net cash used in operations of $200 for the three months ended March 31, 2003 and a working capital deficiency of $858,390, deficit accumulated during the development stage of $174,843 and a stockholders'
deficiency of $871,214 at March 31, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 9  Subsequent Events

The 1,700,000 common shares reflected as issuable at March 31, 2003 were issued subsequent to March 31, 2003. (see Note 7)

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

     During the period of January 1, 2002 through March 31, 2003 the operations of the Company consisted of a search for oil and gas properties to acquire and operate. The Company was successful in securing additional oil and gas properties during this period.

     The management of the company believes it will be successful in securing additional oil and gas properties but there can be no assurance the management will be successful in it efforts to re-invent the company as a profitable oil and gas operation Company, or that it will be successful in the operation of it's current property, "Proco".

  RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING March 31, 2003 COMPARED TO
        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING March 31, 2002.

     Revenue for the three months ending March 31, 2003 was $0. respectively as compared to $O. for the three months ending March 31, 2002.

     The Company incurred $295,521, $25,000 and $59,500 of stock based expenses relating to consulting, legal and website during the quarter ended March 31,
2003. Operating expenses for the comparative period ended March 31, 2002 was nominal.

     Interest expense of $21,962 in the quarter ended March 31, 2003 relates to interest in $2,000,000 promissory note of approximately $12,800 and the remainder is interest on various other loans and notes. Interest in the prior comparative period in 2002 does not include the $2,000,000 note interest as this note was issued on February 20, 2003.

                            MATERIAL TRENDS OR EVENTS

     Our business plan is to acquire oil and gas properties for development and Production operations, leading to revenue and profit growth. On July 30th of
2002 the Company entered into a letter of intent to acquire Proco Operating Co.,
Inc., Marble Falls Unit properties via a convertible two million dollar note
($2,000,000). The term of the convertible note is 5 years at an interest rate of
6%. In 2007 at note maturity the note will convert to Preferred Stock at a conversion rate of $1.00 per share. The Company has not authorized any Preferred stock at this time and plans to file an amendment to the Articles of
Incorporation to do so. The preferred stock will be converted at $1.00 per share. There can be no assurance that we will be successful in our efforts to implement our plan, or operate the Proco Marble Falls Unit.

     The Company completed the acquisition of the Proco Operating Marble Falls
Unit on February 20, 2003. The Company plans to re-work or re-complete several wells and use a new type of fracture stimulation on the 150 foot thick Barnett
Shale Formation that covers the entire 3000+ acres on the Marble Falls Unit.

     The Company cancelled the 2002 Employee Benefit Plan on January 24, 2003 and filed an Employee Benefit Plan for 2003 for 25,000,000 shares of S-8 common stock. The company granted 22,800,000 shares under the 2003 Employee Benefit
Plan. This common stock will be issued to employees, consultants and officers during the first quarter of 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had no cash resources. We expect revenues from our oil and gas property development, and loans from various sources, will be sufficient to cover our working capital requirements for twelve months.

     Our future revenues may be insufficient to fund our operations;
accordingly, we may have to seek additional financing from financial institutions or other sources. We maintain a line of credit of $42,000 with Bank
One. As of March 31, 2003, we have borrowed $42,000 against the Bank One line of credit.

     At March 31, 2003 we had total cash of $0. compared to March 31, 2002 when we had total cash of $0. The reason for the ability of the Company to continue in business was as a result loans received from the sole director and officer.

                            MATERIAL SEASONAL ASPECTS

     We have identified several seasonal aspects that would have a material effect on our current limited operations. Because of the volatile oil commodity markets world wide and various political and weather changes world wide there may be a situation where oil and gas markets could fall in price and effect the ability to sell oil and produced gas at profitable prices.

                                       6

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings

     All material pending legal proceedings in which we are involved have been reported in our 10 K SB.

Item 2.   Changes in Securities and Use of Proceeds

     Working Capital restrictions and other limitations upon the payments of dividends.

     As reflected in the accompanying financial statements for the three months ended March 31, 2003, we had a net loss of $403,484 and net cash used in operations of $200. In addition, at March 31,2003, we had a working capital deficiency of $858,390. As of March 31,2003, we had no earnings. Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. We paid a 1 for
5 restricted stock dividend on August 16, 2002, this dividend stock will be restricted until August 16,2003. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     There have not been any matters submitted to a vote of the Security Holders.

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     Not Aplicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMERICAN ENERGY PRODUCTION INC.

Date: May 22, 2003                           By: /s/ Charles Bitters
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

Date: May 22, 2003                          By: /s/ Charles Bitters
                                                ------------------------
                                                    Charles Bitters,
                                                    President and Director