Form 10QSB
period 2003-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2003-08-19
CIK 1111391

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
      OF 1934

                  For the quarterly period ended June 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _______ to _______

                        Commission file number 333-52812

                         American Energy Production Inc.
        (Exact name of small business issuer as specified in its charter)

               Delaware                               74-2945581
   (State or other jurisdiction of                  (IRS Employer
    Incorporation or organization)               (Identification No.)

                                  P.O. Box 1406
                           Mineral Wells, Texas 76068
                    (Address of principal executive offices)

                                  210-410-8158
                           (Issuer's telephone number)

                         American Energy Production Inc.
                               310 Kitty Hawk Road
                           Universal City, Texas 78148
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  common shares as of June 30, 2003.
                                  65,286,092

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         American Energy Production Inc.
                                   FORM 10-QSB

                        Three months ending June 30. 2003

                                TABLE OF CONTENTS

PART I            FINANCIAL INFORMATION

ITEM 1   Financial Statements (Unaudited)

         Notes to Financial Statements..................................F-4-F-10

ITEM 2   Management's Discussion and Analysis of Financial
         Condition And Results of Operations...................................4

PART II           OTHER INFORMATION

PART I   FINANCIAL INFORMATION

                        American Energy Production, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                                  June 30, 2003

                        American Energy Production, Inc.
                          (A Development Stage Company)

                                    Contents

                                                                       Page(s)
                                                                     -----------

Notes to Financial Statements...........................................F-4-F-10

                        American Energy Production, Inc.
                                  Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS

Property and Equipment, net                                       $   2,000,000
                                                                  --------------
Total Assets                                                      $   2,000,000
                                                                  ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Cash overdraft                                                    $       6,726
Accounts payable                                                        244,570
Accrued interest payable - current                                       61,998
Accrued payroll taxes and penalties                                      47,786
Lease payable                                                            18,153
Notes payable - banks                                                    61,357
Loan payable - officer                                                   30,728
Note payable - related party                                            411,495
                                                                  --------------
Total Current Liabilities                                               882,813
                                                                  --------------

Convertible note payable                                              2,000,000
Accrued interest payable - long term                                     42,741
                                                                  --------------
Total Long Term Liabilities                                           2,042,741
                                                                  --------------
Total Liabilities                                                     2,925,554

Stockholders' Deficiency
  Common stock, $0.0001 par value, 100,000,000 shares authorized
     65,286,092 shares issued and outstanding                             6,529
  Additional paid in capital                                          9,496,565
  Accumulated deficit                                                (9,360,491)
  Deficit accumulated during development stage                         (701,874)
                                                                  --------------
                                                                       (559,271)                                                                                                                                                  (559,271)
  Less:  Deferred stock based expenses                                 (366,283)
                                                                  --------------
Total Stockholders' Deficiency                                         (925,554)
                                                                  --------------
Total Liabilities and Stockholders' Deficiency                    $   2,000,000
                                                                  ==============

                        American Energy Production, inc.
                            Statements of Operations
                                   (Unaudited)

                                                                                                           From February 20, 2003
                                                Three Months Ended June 30,   Six Months Ended June 30,  (Inception of Development
                                                   2003             2002         2003           2002      Stage) to June 30, 2003
                                                ------------  --------------- ------------  ----------- --------------------------

Revenues                                        $        -    $           -   $        -    $       -    $                    -
                                                ------------  --------------- ------------  ----------- --------------------------
Operating Expenses
Consulting                                          354,275          482,813      649,796      482,813                   482,334
Compensation                                             -           250,000           -       250,000                        -
General and Administrative                               -               224           -           366                        -
Professional Fees                                    13,781           13,848       13,781       13,848                     3,781
Legal Fees                                           14,583           17,560       39,583       17,560                    25,416
Website                                              89,250               -       148,750           -                    115,033
                                                ------------  --------------- ------------  ----------- --------------------------
Total Operating Expenses                            471,889          764,445      851,910      764,587                   626,564
                                                ------------  --------------- ------------  ----------- --------------------------
Loss from Operations                               (471,889)        (764,445)    (851,910)    (764,587)                 (626,564)
                                                ------------  --------------- ------------  ----------- --------------------------
Other Income (Expense)
Other income                                             -                 -           -         4,000                        -
Interest expense                                    (39,057)         (11,047)     (61,019)     (19,407)                  (49,226)
Payroll tax interest and penalties                   (1,501)          (1,501)      (3,002)      (2,948)                   (1,501)
Settlement expense                                  (14,583)              -       (14,583)          -                    (14,583)
Loss on settlement                                       -                -            -        (4,000)                       -
                                                ------------  --------------- ------------  -----------  -------------------------
Total Other Income (Expense)                        (55,141)         (12,548)     (78,604)     (22,355)                  (65,310)
                                                ------------  --------------- ------------  -----------  -------------------------
Net Loss                                        $  (527,030)  $     (776,993) $  (930,514)  $ (786,942)   $             (691,874)
                                                ============  =============== ============  ============ =========================
Net Loss Per Share - Basic and Diluted          $     (0.01)  $        (0.02) $     (0.01)  $    (0.02)   $                (0.01)
                                                ============  =============== ============  ============ =========================
Weighted average number of shares outstanding
   during the period - basic and diluted         65,383,207       34,522,485   64,179,738   32,384,910                64,179,746
                                                ============  =============== ============ ============= =========================

                        American Energy Production, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                                                                  From February 20, 2003
                                                                  Six months ended June 30,     (Inception of Development
                                                                   2003              2002       Stage) to June 30, 2003
                                                                 ------------ --------------- ----------------------------
Cash Flows from Operating Activities:
Net loss                                                        $ (930,514)    $   (786,942)   $               (701,874)
Adjustments to reconcile net loss to net cash provided by
                operating activities:
Stock issued for services                                          838,138          750,373                     622,793
Stock issued in settlement                                          14,583               -                       14,583
Changes in operating assets and liabilities:
Increase (decrease) in:
  Accounts payable                                                   3,782            4,574                       3,781
  Accrued interest payable                                          60,809           18,128                      48,480
  Accrued Payroll taxes payable                                      3,002            2,948                       2,151
                                                                 ------------ --------------- ----------------------------
Net Cash Used in Operating Activities                              (10,200)         (10,919)                    (10,086)
                                                                 ------------ --------------- ----------------------------
Cash Flows from Financing Activities:
  Cash overdraft                                                        -               526                          -
  Proceeds from loan payable - officer                              10,400           10,353                      10,173
  Repayment on lease payable                                          (200)              -                          (87)
                                                                 ------------ --------------- ----------------------------
Net Cash Provided by Financing Activities                           10,200           10,879                      10,086
                                                                 ------------ --------------- ----------------------------
Net Decrease in Cash                                            $       -      $        (40)   $                     -

Cash at Beginning of Period                                             -                40                          -
                                                                 ------------ --------------- ----------------------------
Cash at End of Period                                           $       -      $         -     $                     -
                                                                 ============ =============== ============================
Supplemental disclosure of cash flow information:

                Assets acquisition for note payable             $ 2,000,000    $         -     $              2,000,000
                                                                 ============ =============== ============================

                        American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
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

Note 2  Nature of Operations and Significant Accounting Policies

         (A) Nature of Operations

         The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of, oil and gas. The Company has not generated any sales through June 30, 2003.

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
         Significant estimates as of June 30, 2003 include valuation of stock issued for services and the allocation of the purchase price to certain oil and gas related assets acquired.

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
                                  June 30, 2003
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

         (E) Recent Accounting Pronouncements

         In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149") which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of
         SFAS 149 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain
         Financial Instruments with Characteristics of both Liabilities and
         Equity ("SFAS 150"). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in
         SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.
         The adoption of SFAS 150 is not expected to have a material impact on the Company's financial position, results of operations or liquidity.

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

                      American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

         In January 2003, the FASB issued FASB Interpretation No. 46,
         "Consolidation of Variable Interest Entities"("FIN 46"), which represents an interpretation of Accounting Research Bulletin No. 51
         ("ARB 51"), "Consolidated Financial Statements". ARB 51 requires that a Company's consolidated financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the
         Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as "variable interest entities")
         that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company's investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, results of operations, or liquidity.

Note 3  Property and Equipment, Assets Acquisition and Convertible Promissory Note

On February 20, 2003 (the "Acquisition" date), the Company acquired from a certain assignor, who is the brother (see Notes 4 and 5) of the Company's president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of
America. The Company plans to extract and sell oil and gas from existing wells.
The consideration paid was a convertible promissory note for $2,000,000 at 6%
interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note. Upon the maturity date, and at the option of the holder, the promissory note and accrued interest is payable in either (a) convertible preferred stock at $1.00 per share and this preferred stock is convertible into common stock at $1.00 per share or (b) cash. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of Statement of Financial Accounting Standards No. 141
"Business Combinations". The purchase price is allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company's financial statements from the Acquisition date.

The Company has evaluated that the convertible promissory note in accordance with EITF Issue No.98-5 does not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company's common stock on the measurement date of $.04.

Oil and Gas Properties

Acquisition costs of proved property consists of oil and gas lease acquisition costs relating to proved, developed, non-producing properties. The cost allocated to the lease was $1,642,500 on the acquisition date. Amortization of these costs into production costs, using the units-of-production method, will begin when production commences. Accordingly, there was no depreciation for the three or six months ended June 30, 2003. Oil and gas properties were as follows at June 30, 2003:

                  Oil and gas properties                    $      1,642,500
                  Accumulated depletion                                   -
                                                               --------------
                                                               --------------
                                                            $      1,642,500
                                                               ==============

                      American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Property and Equipment-Capitalized Costs Relating to Oil and Gas Properties

Certain support equipment and fixtures were acquired as part of the asset acquisition. The portion of the aggregate $2,000,000 purchase price allocated to support equipment and fixtures, based on the fair market values of such support equipment and fixtures, was as follows at the acquisition date and at June 30,
2003:

                  Support equipment and fixtures          $          357,500
                  Accumulated depreciation                                -
                                                               --------------
                                                               --------------
                                                          $          357,500
                                                               ==============

The Company will begin depreciation of the acquired support equipment and fixtures when development commences. Accordingly, there was no depreciation for the three or six months ended June 30, 2003.

Supplementary Oil and Gas Information as of February 20, 2003, the lease acquisition date (Unaudited):

                           Property Acquisition Costs
                                                                Six Months Ended
                                                                  June 30, 2003
                                                               -----------------

                      Proved properties                     $      1,642,500
                                                               =================
                                                               =================

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

During the three months ended June 30, 2003, the Company's president and sole director paid $10,000 of professional fees on behalf of the Company. The loan is non-interest bearing, unsecured and due on demand.

                      American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 5  Convertible Note Payable

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% (See Note 3). The maturity date is July 25, 2007.
The note is payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock is convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. As of June 30, 2003, the Company had not yet authorized the issuance of any preferred stock. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of
$25,000. Accrued interest relating to the convertible promissory note at June
30, 2003 was $42,741.

Note 6  Legal Matters

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of June 30, 2003.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The Company believes an unfavorable outcome is not probable.

The Company has included $47,786 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of
June 30, 2003. Such amounts are subject to potential IRS tax liens.

During 2002, the Company cancelled various consulting contracts due to non-performance and demand was made for the return of these shares to the treasury. As of the issuance date of these financial statements, certain shares had been returned to the treasury (See Notes 7 and 9). Additionally, there are currently other demands for return that have not yet been satisfied. The Company is pursuing these matters accordingly.

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

As of the date of the accompanying financial statements, and under the terms of this Employee Benefit Plan, the Company issued 22,800,000 shares of its common stock to various unrelated third parties for future services. The shares are valued at the Company's quoted market trading price at each grant date since the shares are deemed fully vested at the grant date and the related expense will be recognized over the term of the respective service agreement. The following provides details of these grants:

                      American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

On January 1, 2003, 4,000,000 common shares were granted for a six-month service period valued at $0.02 per share based on the closing quoted market trading price or $80,000. All shares were fully vested at the grant date. During the three and six months period ended June 30, 2003, the Company recognized $40,000 and $80,000, respectively, of consulting expense.

In February 2003, the Company reached an oral agreement with the consultant to issue additional common stock under the terms of the initial agreement. In May
2003, the Company issued an additional 250,000 shares of its common stock valued at $.07 per share based on the closing quoted market trading price or $17,500.
All shares were fully vested at the grant date. These shares were issued as part of a settlement with the consultant based on work performed and to be performed.
During the three and six months period ended June 30, 2003, the Company recognized $14,583 and $14,583, respectively, of a stock based settlement expense and deferred $2,916 in stockholders' deficiency. On January 29, 2003,
2,000,000 common shares were granted for a six-month service period valued at
$0.02 per share based on the closing quoted market trading price or $40,000. All shares were fully vested at the grant date. During the three and six months period ended June 30, 2003, the Company recognized $20,000 and $33,333 of consulting expense and deferred $6,667 in stockholders' deficiency.

On February 8, 2003, 5,100,000 common shares were granted for a one-year service period valued at $0.07 per share based on the closing quoted market trading price or $357,000. All shares were fully vested at the grant date. During the three and six months ended June 30, 2003, the Company recognized $89,250 and
$148,750, respectively, of website expense and deferred $208,250 in stockholders' deficiency.

On March 1, 2003, 10,000,000 common shares were granted for a six-month service period valued at $0.03 per share based on the closing quoted market trading price or $300,000. All shares were fully vested at the grant date. During the three and months ended June 30, 2003, the Company recognized $50,000 and
$200,000, respectively, of consulting expense and deferred $100,000 in stockholders' deficiency.

On March 28, 2003, 1,700,000 common shares were granted for a one-year service period valued at $0.038 per share based on the closing quoted market trading price or $64,600. All shares were fully vested at the grant date. During the three and six months ended June 30, 2003, the Company recognized $16,150 and
$16,150, respectively, of consulting expense and deferred $48,450 in stockholders' deficiency.

On June 30, 2003, the Company cancelled 212,500 shares of its common stock previously issued to a former consultant for non-performance under the terms of the original agreement (See Note 6). The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $21. These shares were properly included and accounted for in the three and six months periods ended, respectively, loss per share computation.

                       American Energy Production, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Note 8  Operating Agreement

In June 2003 the Company executed an agreement with a third party and Proco
Operating, Inc. whereby the third party will facilitate the sale of the
Company's common shares under the proposed Regulation S offering (see Note 10)
and the Company and the third party would split the proceeds 50% each, and then the Company and the third party would each invest such proceeds in the development of the properties owned by the Company. Each party would then split the net income from the properties 50% each. However, the Company intends to amend the terms of this agreement so that the third party would essentially received 50% of the regulation S offering proceeds and not be further involved in the development of the Company's properties. This amendment has not been executed as of the issuance of this report.

Note 9  Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $930,514 and net cash used in operations of $10,200 for the six months ended June 30, 2003 and a working capital deficiency of $882,813, deficit accumulated during the development stage of $701,874 and a stockholders'
deficiency of $925,554 at June 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 10  Subsequent Events

On July 11, 2003, the Company issued 1,700,000 shares of common stock for consulting services to be rendered. The term of the agreement was for six months. At the date of grant, the shares had a fair value of $.065 per share based on the closing quoted market trading price or $110,500. All shares were fully vested at the grant date.

On July 23, 2003, the Board of Directors adopted a resolution to issue up to
30,000,000 shares of common stock in connection with a Regulation "S" offering.
On August 4, 2003, the Company issued 10,975,227 shares of common stock into escrow. The shares have been issued in contemplation of an actual and future
Regulation "S" offering. As of the date of issuance of these financial statements, the documentation that will serve as the final offering agreement has yet to be completed. As a result, the terms of the offering can not be disclosed as these terms are still being determined.

On August 13, 2003, the Company cancelled 2,474,400 shares of its common stock previously issued to a former attorney for non performance under the terms of the original agreement (See Note 6). The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $247.

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

        During the period of January 1, 2002 through June 30, 2003 the operations of the Company consisted of a search for oil and gas properties to acquire and operate. The Company was successful in securing additional oil and gas properties during this period.

        The management of the company believes it will be successful in securing additional oil and gas properties but there can be no assurance the management will be successful in it efforts to re-invent the company as a profitable oil and gas operation Company, or that it will be successful in the operation of it's current property, "Proco"

   RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING June 30, 2003 COMPARED TO
        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING June 30, 2002.

        Revenue for the three months ending June 30, 2003 was $0. respectively as compared to $O., for the three months ending June 30, 2002

        The Company incurred $838,138, of stock based expenses in the six months ending June 30, 2003 relating to consulting, legal and website as compared to
$750,373 during the three and six months ending June 30, 2002.

        Interest expense of $61,019 in the six months ending June 30, 2003 relates to interest on the $2,000,000 promissory note of approximately $42,740 and the remainder is interest on various other loans and notes. Interest in the prior comparative period in 2002 does not include the $2,000,000 note interest as this note was issued on February 20, 2003.

                          MATERIAL TRENDS OR EVENTS

        Our business plan is to acquire oil and gas properties for development and Production operations, leading to revenue and profit growth. On July 30th of
2002 the Company entered into a letter of intent to acquire Proco Operating Co.,
Inc., Marble Falls Unit properties via a convertible two million dollar note
($2,000,000). The term of the convertible note is 5 years at an interest rate of
6%. In 2007 at note maturity, the note at the option of the holder will be paid in cash or convert to Preferred Stock at a conversion rate of $1.00 per share. The Company has not authorized any Preferred stock at this time and plans to file an amendment to our articles of Incorporation. There can be no assurance we will be successful in our efforts to implement our plan in the Proco Marble
Falls Unit.

The Company completed the acquisition of the Proco Operating Marble Falls Unit on February 20, 2003. The Company plans to re-work or re-complete several wells and use a new type of fracture stimulation on the 150 foot thick Barnett Shale
Formation that covers the entire 3000+ acres on the Marble Falls Unit.

The Company cancelled the 2002 Employee Benefit Plan on January 24, 2003 and
filed an Employee Benefit Plan for 2003 for 25,000,000 shares of S-8 common stock. The company granted 22,800,000 shares under the 2003 Employee Benefit
Plan. This common stock was issued to employees, consultants and officers during the first quarter of 2003. From April 1, 2003 to June 30,2003 the Company issued
1,950,000 shares of S-8 stock to consultants for services under the 2003
Employee Benefit Plan and on July 11, 2003 issued an additional 1,700,000 shares under the same Plan. On July the 30, 2003 the Company cancelled 212,500 shares of the 2002 Employee Benefit Plan and returned the stock to the treasury that can be issued at a later date. In July 2003 the Company cancelled 2,474,400 shares of the 2002 Employee Benefit Plan for consulting services and returned the stock to the treasury that can be issued at a later date.

The Company has signed a Letter of Intent to purchase substantially all of the oil properties of Production Resources Inc. The oil properties are located in
Medina County, Texas and have approximately 62,000,000 barrels of proven producing recoverable oil reserves. The Company believes with several enhanced recovery systems substantially more oil can be recovered in the future. The
Company will complete the definitive purchase agreement in the next forty-five days with Production Resources Inc.

The Company is in the process of purchasing a producing oil well in Fisher
County, Texas that will add producing assets to the balance sheet.

                         LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2003, we had no cash resources. We expect revenues from our oil and gas property development, and loans from various sources, will be sufficient to cover our working capital requirements for twelve months.

        Our future revenues may be insufficient to fund our operations;
accordingly, we may have to seek additional financing from financial institutions or other sources. We maintain a line of credit of $42,000 with Bank
One. As of June 30, 2003, we have borrowed $42,000 against the Bank One line of credit.

        At June 30, 2003 we had total cash of $0., compared to June 30, 2002 when we had total cash of $0. The reason for the ability of the Company to continue in business was as a result loans received from the sole director and officer.

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

PART II  OTHER INFORMATION

Item 1            Legal Proceedings

        All material pending legal proceedings in which we are involved has been reported in our 10 K SB.

Item 2            Changes in Securities and Use of Proceeds

        Working Capital restrictions and other limitations upon the payments of dividends.

        As reflected in the accompanying financial statements for the three months ended June 30, 2003, we had a net loss of $527,030 and net cash used in operations of $10,200. In addition, at June 30, 2003, we had a working capital deficiency of $882,813. As of June 30, 2003, we had no earnings. From April 1,
2003 to June 30,2003 the Company issued 1,950,000 shares of S-8 stock to consultants for services under the 2003 Employee Benefit Plan and on July 11,
2003 issue an additional 1,700,000 shares under the same Plan. On July the 30,
2003 the Company cancelled 212,500 shares of the 2002 Employee Benefit Plan and returned the stock to the treasury that can be issued at a later date. In July
2003 the Company cancelled 2,474,400 shares of the 2002 Employee Benefit Plan for consulting services and returned the stock to the treasury that can be issued at a later date Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. We paid a 1 for 5 restricted stock dividend on August
16, 2002, this dividend stock will be restricted until August 16, 2003. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of
Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3            Defaults Upon Senior Securities

        Not applicable

Item 4            Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of the Security
Holders.

Item 5            Other Information

        Not applicable

Item 6            Exhibits and Reports on Form 8-K

        Not Applicable

                                       6

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                AMERICAN ENERGY PRODUCTION INC.
Date: August 19, 2003                           By: /s/ Charles Bitters
                                                ----------------------------
                                                Charles Bitters,
                                                President and Director