Form 10QSB
period 2003-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2003-12-09
CIK 1111391

OMB APPROVAL
OMB Number: 3235-0416
Expires: April 30,2003
Estimated average burden
hours per response: 32.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

                                    (Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                           For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                                                            For the transition period from       to

                                                                            Commission file number 333-52812

American Energy Production Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	74-2945581
(State or other jurisdiction of Incorporation or organization)	(IRS Employer (Identification No.)

P.O. Box 1406 Mineral Wells, Texas 76068
(Address of principal executive offices)

210-410-8158
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: common shares as of December 3, 2003.

101,551,449

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

American Energy Production Inc.
FORM 10-QSB
For the quarterly period ended September 30. 2003

PART I FINANCIAL INFORMATION

Item 1 FINANCIAL STATEMENTS

AMERICAN ENEREGY PRODUCTION INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2003

Contents

Page
Balance Sheet (UNAUDITED)	1
Statements of Operations (UNAUDITED)	2
Statements of Cash Flows (UNAUDITED)	3
Notes to Financial Statements (UNAUDITED)	4-13

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2003
(Unaudited)

ASSETS

Current Assets
Cash	$13,295
Prepaid Acquisition Cost	14,500

Total Current Assets	27,795

Property and Equipment, net	2,004,696

Total Assets	$2,032,491

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Cash overdraft	$6,726
Accounts payable	248,367
Accrued interest payable - current	75,860
Accrued payroll taxes and penalties	49,287
Lease payable	18,153
Notes payable - banks	61,357
Loan payable - officer	52,510
Note payable - related party	411,495

Total Current Liabilities	923,755

Convertible note payable	2,000,000
Accrued interest payable - long term	72,659

Total Long Term Liabilities	2,072,659

Total Liabilities	2,996,414

Stockholders' Deficiency
Common stock, $0.0001 par value, 100,000,000 shares authorized
79,586,919 shares issued and outstanding	7,959
Common stock issuable, $0.0001 par value, 22,464,530 shares	2,246
Additional paid in capital	9,909,414
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(1,163,974)

(604,846)
Less: Deferred stock based expenses	(252,800)
Less: Subscription Receivable (23,964,530 shares)	(106,277)

Total Stockholders' Deficiency	(963,923)

Total Liabilities and Stockholders' Deficiency	$2,032,491

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2003 2002		Nine Months Ended September 30, 2003 2002		From February 20, 2003 (Inception of Development Stage) to September 30, 2003
Revenues	$--	$--	$--	$--	$--

Operating Expenses
Consulting	207,517	1,135,938	857,313	1,618,750	689,851
Compensation	30,000	--	30,000	250,000	30,000
Depletion	73	--	73	--	73
Depreciation	9,031	--	9,031	--	9,031
Equipment Rental	10,500	--	10,500	--	10,500
General and Administrative	16,886	--	30,667	366	30,667
Production Expenses	25,250	--	25,250	--	25,250
Professional Fees	19,397	59,245	58,980	90,653	44,813
Travel	4,000	--	4,000	--	4,000
Website	89,250	--	238,000	--	204,283

Total Operating Expenses	411,904	1,195,183	1,263,814	1,959,769	1,048,468

Loss from Operations	(411,904)	(1,195,183)	(1,263,814)	(1,959,769)	(1,048,468)

Other Income (Expense)
Other income	--	--	--	4,000	--
Interest expense	(45,780)	(9,348)	(106,799)	(28,755)	(95,004)
Payroll tax interest and penalties	(1,501)	(1,501)	(4,503)	(4,449)	(3,002)
Settlement expense	(2,917)	--	(17,500)	--	(17,500)
Loss on settlement	--	--	--	(4,000)	--

Total Other Income (Expense)	(50,198)	(10,849)	(128,802)	(33,204)	(115,506)

Net Loss	$(462,102)	$(1,206,032)	$(1,392,616)	$(1,992,973)	$(1,163,974)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.06)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	95,388,095	42,448,584	71,755,128	35,776,331	77,112,936

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine months ended September 30, 2003 2002		From February 20, 2003 (Inception of Development Stage) to September 30, 2003
Cash Flows from Operating Activities:
Net loss	$(1,392,616)	$(1,992,973)	$(1,163,974)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for services	1,134,895	1,932,739	919,550
Stock issued in settlement	17,500	--	17,500
Depreciation	9,031	--	9,031
Depletion	73	--	73
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	7,580	17,390	7,580
Accrued interest payable	104,600	27,476	92,268
Accrued payroll taxes payable	4,503	4,449	3,652

Net Cash Used in Operating Activities	(114,434)	(10,919)	(114,320)

Cash Flows from Investing Activities:
Prepaid acquisition cost	(14,500)	--	(14,500)
Purchase of equipment	(13,800)	--	(13,800)

Net Cash Used in Investing Activities	(28,300)	--	(28,300)

Cash Flows from Financing Activities:
Cash overdraft	--	526	--
Proceeds from loan payable - officer	32,297	10,353	32,070
Repayment of loan payable - officer	(115)	--	(115)
Loan proceeds - other	35,000	--	35,000
Repayment of loan proceeds - other	(35,000)	--	(35,000)
Proceeds from issuance of common stock, net of offering costs	124,047	--	124,047
Repayment of lease payable	(200)	--	(87)

Net Cash Provided by Financing Activities	156,029	10,879	155,915

Net Decrease in Cash	$13,295	$(40)	$13,295
Cash at Beginning of Period	--	40	--

Cash at End of Period	$13,295	$--	$13,295

Supplemental disclosure of cash flow information:
Asset acquisitions for convertible note payable	$2,000,000	$--	$2,000,000

Stock Subscription Receivable (23,964,530 shares)	$106,277	$--	$106,277

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the year ended December 31, 2002 included in the Company’s Form 10-KSB.

On February 20, 2003, upon the acquisition of certain oil and gas assets (see Note 3), the Company entered a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas and seeking capital.

Note 2 Nature of Operations and Significant Accounting Policies

(A) Nature of Operations

The Company is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil and gas. The Company has not generated any sales through September 30, 2003.

(B) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, revenues, and expenses during the reported period. Actual results may differ from these estimates. Significant estimates as of September 30, 2003 include valuation of stock issued for services and the allocation of the purchase price to certain oil and gas related assets acquired.

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
September 30, 2003
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

(E) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as ” variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations, or liquidity.

Note 3 Prepaid Acquisition Cost

The Company entered into a non-binding Letter of Intent agreement to acquire substantially all of the assets and related liabilities of Production Resources, Inc. (“PRI”). Under the terms of the agreement, the Company would acquire all of PRI’s oil and gas assets, property, rights, goodwill and operating business in exchange for $400,000 cash plus an additional $400,000 payable in shares of restricted stock. The acquisition will be accounted for as a purchase and valued at fair market value at the date of acquisition. During the nine months ended September 30, 2003, the Company had advanced $14,500 related to this acquisition. Of the total, $7,000 was paid from personal funds of the Company’s president and sole director (See Note 5) and the remaining $7,500 was incurred and paid by the Company. The entire $14,500 was capitalized and will be allocated accordingly once the acquisition has been completed. During October 2003, the Company advanced an additional $13,000 in connection with this contemplated transaction for an aggregate of $27,500 in total advances paid.

Note 4 Property and Equipment, Assets Acquisition and Convertible Promissory Note

On February 20, 2003 (the “Acquisition” date), the Company acquired from a certain related party assignor, who is the brother (see Notes 5 and 6) of the Company’s president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note. Upon the maturity date, and at the option of the holder, the promissory note and accrued interest is payable in either (a) convertible preferred stock at $1.00 per share and this preferred stock is convertible into common stock at $1.00 per share or (b) cash. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price is allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition date.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

The Company has evaluated that the convertible promissory note in accordance with EITF Issue No. 98-5 does not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

Oil and Gas Properties

Acquisition costs of proved property consists of oil and gas lease acquisition costs relating to proved, developed, non-producing properties. The cost allocated to the lease was $1,642,500 on the acquisition date. During the nine months ended September 30, 2003, the Company acquired an additional $8,500 in oil and gas leases. Amortization of all of these costs into production costs, using the units-of-production method, began when production commenced during the three months ended September 30, 2003. The Company has extracted approximately 100 test barrels of saleable oil during the nine months ended September 30, 2003. The cost of these barrels has been expensed as production costs as they were test barrels. Depletion expense for the three and nine months ended September 30, 2003 was $73. Oil and gas properties were as follows at September 30, 2003:

Oil and gas properties Accumulated depletion	$ 1,651,000 (73) -------------- $ 1,650,927 ========

Property and Equipment-Capitalized Costs Relating to Oil and Gas Properties

Certain support equipment and fixtures were acquired as part of the asset acquisition. The portion of the aggregate $2,000,000 purchase price allocated to support equipment and fixtures, based on the fair market values of such support equipment and fixtures, was $357,500. During the nine months ended September 30, 2003, the Company acquired $5,300 in additional support equipment and fixtures. Property and equipment were as follows at September 30, 2003:

Support equipment and fixtures Accumulated depreciation	$ 362,800 (9,031) ------------ $ 353,769 =======

The Company began depreciation of the acquired support equipment and fixtures when development commenced during the three months ended September 30, 2003. Depreciation expense for the three and nine months ended September 30, 2003 was $9,031.

Supplementary Oil and Gas Information as of February 20, 2003, the lease acquisition date (Unaudited):

Property Acquisition Costs

Proved properties	$ 1,642,500 ========

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

Estimated Gross Reserves and Income Data at February 20, 2003 for United States Properties:

PROVED

	Developed Non-Producing	Undeveloped	Total Proved
Gross Remaining Reserves
Oil/Condensate - Barrels	2,232,522	--	2,232,522
Gas - MMCF	2,985	--	2,985
Income Data
Future Net Revenue	$68,516,680	$--	$68,516,680
Deductions	(22,680,167)	--	(22,680,167)

Future Net Income (FNI)	$45,836,513	$--	$45,836,513

Discounted FNI at 10%	$33,011,202	$--	$33,011,202

Note 5 Related Party Transactions

On February 20, 2003, the Company acquired certain oil and gas properties from the brother of the Company's president and sole director. (See Note 4)

During the nine months ended September 30, 2003, the Company’s president and sole director paid $10,000 of professional fees on behalf of the Company. The loan is non-interest bearing, unsecured and due on demand.

During the nine months ended September 30, 2003, the Company’s president and sole director paid $15,297 of general and administrative costs on behalf of the Company. This loan is non-interest bearing, unsecured and due on demand. During the nine months ended September 30, 2003, the Company repaid $115 of previously loaned funds.

During the nine months ended September 30, 2003, the Company’s president and sole director paid $7,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand (See Note 3).

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. All amounts accrued were initially recorded as accounts payable related party. During the nine months ended September 30, 2003, the Company had recorded and charged to operations $30,000 for compensation and $10,500 for equipment rental fee. The entire $40,500 for the three months ended September 30, 2003 was repaid from proceeds received from the Company’s Regulation “S” stock offering. There were no amounts due under the terms of this agreement as of September 30, 2003.

See Note 11 for additional related party transactions.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

Note 6 Convertible Note Payable and Loan Payable

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% (See Note 4). The maturity date is July 25, 2007. The note is payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock is convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. As of September 30, 2003, the Company had not yet authorized the issuance of any preferred stock. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000. Accrued interest relating to the convertible promissory note at September 30, 2003 was $72,659.

During July 2003, the Company received $35,000 from an unrelated party. The Company has repaid the principal portion of this loan for $35,000 and $2,000 in interest.

Note 7 Legal Matters

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2003.

The Company is subject to a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. A tentative settlement has been reached with the stockholder. The settlement is anticipated to be closed and finalized in December 2003 at which time the fair value of the shares transferred in settlement will be known.

The Company has included $49,287 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2003. Such amounts are subject to potential IRS tax liens.

During 2002, the Company cancelled various consulting contracts due to non-performance and demand was made for the return of these shares to the treasury. As of the issuance date of these financial statements, certain shares had been cancelled and returned to the treasury (See Note 8(B)). Additionally, there are currently other demands for return that have not yet been satisfied. The Company is pursuing these matters accordingly.

See Note 11 for additional legal matters.

Note 8 Stockholders’ Deficiency

(A) Common Stock Issuances and Common Stock Issuable

On January 24, 2003, the Company’s Board of Directors adopted a resolution to remove from registration any and all remaining shares of common stock registered under its Form S-8, which have not been issued or reserved for issuance under the Communicate Now.Com, Inc. Employee Benefit Plan as filed August 23, 2002.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

On January 27, 2003, the Company’s Board of Directors adopted a resolution to create the 2003 Employee Benefit Plan. The Company has authorized for registration 25,000,000 shares of its common stock on Form S-8. As of the date of the accompanying financial statements, and under the terms of this Employee Benefit Plan, the Company issued 22,800,000 shares of its common stock to various unrelated third parties for future services. The shares are valued at the Company’s quoted market trading price at each grant date since the shares are deemed fully vested at the grant date and the related expense will be recognized over the term of the respective service agreement. The following provides details of these grants:

On January 1, 2003, 4,000,000 common shares were granted for a six-month service period valued at $0.02 per share based on the closing quoted market trading price or $80,000. All shares were fully vested at the grant date. During the nine months period ended September 30, 2003, the Company recognized $80,000 of consulting expense.

In February 2003, the Company reached an oral agreement with the consultant to issue additional common stock under the terms of the initial agreement. In May 2003, the Company issued an additional 250,000 shares of its common stock valued at $0.07 per share based on the closing quoted market trading price or $17,500. All shares were fully vested at the grant date. These shares were issued as part of a settlement with the consultant based on work performed and to be performed. During the three and nine months period ended September 30, 2003, the Company recognized $2,917 and $17,500, respectively, of a stock based settlement expense.

On January 29, 2003, 2,000,000 common shares were granted for a six-month service period valued at $0.02 per share based on the closing quoted market trading price or $40,000. All shares were fully vested at the grant date. During the three and nine months period ended September 30, 2003, the Company recognized $6,667 and $40,000 of consulting expense.

On February 8, 2003, 5,100,000 common shares were granted for a one-year service period valued at $0.07 per share based on the closing quoted market trading price or $357,000. All shares were fully vested at the grant date. During the three and nine months ended September 30, 2003, the Company recognized $89,250 and $238,000, respectively, of website expense and deferred $119,000 in stockholders’ deficiency.

On March 1, 2003, 10,000,000 common shares were granted for a six-month service period valued at $0.03 per share based on the closing quoted market trading price or $300,000. All shares were fully vested at the grant date. During the three and nine months ended September 30, 2003, the Company recognized $100,000 and $300,000, respectively, of consulting expense.

On March 28, 2003, 1,700,000 common shares were granted for a one-year service period valued at $0.038 per share based on the closing quoted market trading price or $64,600. All shares were fully vested at the grant date. During the three and nine months ended September 30, 2003, the Company recognized $16,150 and $32,300, respectively, of consulting expense and deferred $32,300 in stockholders’ deficiency.

On July 11, 2003, the Company issued 1,700,000 shares of common stock for consulting services to be rendered. The term of the agreement was for six months. At the date of grant, the shares had a fair value of $0.07 per share based on the closing quoted market trading price or $119,000. All shares were fully vested at the grant date. During the three and nine months ended September 30, 2003, the Company recognized $59,500 and $59,500, respectively, of consulting expense and deferred $59,500 in stockholders’ deficiency.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

On July 23, 2003, the Board of Directors adopted a resolution to issue up to 30,000,000 shares of common stock in connection with a Regulation “S” offering. On August 4, 2003, the Company issued 10,975,227 shares of common stock under this offering that were sold overseas through an unrelated third party for gross proceeds of $690,087. The unrelated party retained an offering cost equivalent to 91% of gross proceeds totaling $621,079, which was offset against additional paid in capital. The Company received net proceeds of $69,008.

Under the terms of the same offering, during the three months ended September 30, 2003, an additional 21,964,530 shares (see below) were sold to subscribing investors at approximately $0.055 per share. Gross proceeds were $1,218,387. The unrelated party retained an offering cost equivalent to 88% of gross proceeds totaling $1,076,272 which was offset against additional paid in capital. The Company received $55,039. Total net proceeds due were $137,065 and the Company has recorded a subscription receivable at September 30, 2003 for $82,026 (see Note 8(C)). All 21,964,530 shares are reflected as a common stock issuable at September 30, 2003. The shares were issued in October 2003 (See Notes 8(C) and 11).

During the nine months ended September 30, 2003, the Company sold subscriptions for 32,939,757 shares which exceeded the 30,000,000 shares authorized for the Regulation “S” offering.

On August 15, 2003, the Company issued 2,100,000 shares of common stock for consulting services to be rendered. The term of the agreement was for four months. At the date of grant, the shares had a fair value of $0.024 per share based on the closing quoted market trading price or $50,400. All shares were fully vested at the grant date. During the three and nine months ended September 30, 2003, the Company recognized $18,900 and $18,900, respectively, of consulting expense and deferred $31,500 in stockholders’ deficiency.

On August 15, 2003, the Company issued 700,000 shares of common stock for consulting services to be rendered. The term of the agreement was for four months. At the date of grant, the shares had a fair value of $0.024 per share based on the closing quoted market trading price or $16,800. All shares were fully vested at the grant date. During the three and nine months ended September 30, 2003, the Company recognized $6,300 and $6,300, respectively, of consulting expense and deferred $10,500 in stockholders’ deficiency.

During the nine months ended September 30, 2003, the Company had common stock issuable as follows:

500,000 shares (See Note 8(C)
21,964,530 shares (See above)

Aggregate common stock issuable at September 30, 2003: 22,464,530 shares.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

As total common shares issued and issuable exceeds the Company’s authorized shares the Company intends on increasing its authorized shares.

(B) Common Stock Cancellations

On June 30, 2003, the Company cancelled 212,500 shares of its common stock previously issued to a former consultant for non-performance under the terms of the original agreement (See Note 7). The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $21. These shares were properly included and accounted for in the loss per share computation for the periods they were outstanding.

On August 13, 2003, the Company cancelled 2,474,400 shares of its common stock previously issued to a former attorney for non-performance under the terms of the original agreement (See Note 7). The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $247. These shares were properly included and accounted for in the loss per share computation for the periods they were outstanding.

On September 2, 2003, the Company cancelled 200,000 shares of its common stock previously issued to a former consultant for non-performance under the terms of the original agreement (See Note 7). The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $20. These shares were properly included and accounted for in the loss per share computation for the periods they were outstanding.

(C) Stock Subscription Receivable

On August 20, 2003, the Company received a stock subscription for 500,000 shares (see below) of common at $0.0155 per share for an aggregate stock subscription of $7,750. Management believes that these shares will be traded with the subscription holders for oil chemical to be used in treating the wells.

In August 2003, the Company received a stock subscription for 1,500,000 shares (see below and Note 8(A)) of common at $0.011 per share for an aggregate stock subscription of $16,500. Management believes that 1,000,000 of these shares, or $11,000, which remain issuable at September 30, 2003, will be traded with the subscription holders for oil chemical to be used in treating the wells. Payment of $5,500 was received in October 2003 on the remaining 500,000 shares. (See Notes 8(A) and 11).

On September 15, 2003, the Company issued 3,825,000 shares in error for $383. These shares were cancelled on October 22, 2003. In accordance with SFAS No. 128, these shares are not considered to be issued and outstanding for purposes of computing loss per share. Additionally, these shares are not reflected in the total shares issued and outstanding for the presentation of the balance sheet (See Note 11).

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2003
(Unaudited)

During the nine months ended September 30, 2003, the Company had a subscription receivable balance as follows:

500,000 shares (See above and Note 8(A)).
1,500,000 shares (See above).
21,964,530 shares (See Notes 8(A) and 11).

Aggregate stock subscription receivable at September 30, 2003: 23,964,530 shares.

Note 9 Operating Agreement

In June 2003 the Company executed an agreement with a third party and Proco Operating, Inc. whereby the third party will facilitate the sale of the Company’s common shares under the proposed Regulation S offering (see Note 8(A) and the Company and the third party would split the proceeds 50% each, and then the Company and the third party would each invest such proceeds in the development of the properties owned by the Company. Each party would then split the net income from the properties 50% each. However, the Company intends to amend the terms of this agreement so that the third party would essentially received 50% of the Regulation “S” offering proceeds and not be further involved in the development of the Company’s properties. This amendment has not yet been formally executed, however, the third party retained a larger percentage of the proceeds as discussed in Note 8(A).

Note 10 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $1,392,616 and net cash used in operations of $114,434 for the nine months ended September 30, 2003 and a working capital deficiency of $895,960, deficit accumulated during the development stage of $1,163,974 and a stockholders’ deficiency of $963,923 at September 30, 2003. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The company has not secured adequate debt or equity financing as of September 30, 2003 and is in the development stage. The Company continues to grant stock for services. The Company acquired the assets of Proco Oil on February 20, 2003 and intends to develop the oil/gas leases accordingly

Note 11 Subsequent Events

A stock subscription holder paid $5,500 (See Note 8(C).

On October 10,2003, the Company issued 21,964,530 of previous stock subscriptions receivable. (See Notes 8(A) and 8(C)).

On October 22, 2003, the Company cancelled 3,825,000 common shares and a related $383 subscription receivable originally issued and recorded in error. (See Note 8(C).

A settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 5). This transaction has not been finalized. The Company expects to fully resolve this matter in December 2003 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Item 2 PLAN OF OPERATION

American Energy Production Inc. is hereinafter referred to as “the Company”, “we” or “our”.

        The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and our actual results could differ materially from those forward-looking statements. The following discussion regarding our financial statements should be read in conjunction with the financial statements and notes thereto.

(i)     LIQUIDITY AND CAPITAL RESOURCES

        We expect revenues from our oil and gas property development in 2004. Additionally, we believe we can secure adequate debt financing from various sources. As a result, we believe we will have sufficient resources to cover our working capital requirements for the next twelve months.

        Our future revenues may be insufficient to fund our operations; accordingly, we may have to seek additional financing from financial institutions or other sources. We maintain a line of credit of $42,000 with Bank One. As of September 30, 2003, we have borrowed $42,000 against the Bank One line of credit and no more credit will be available from Bank One.

        At September 30, 2003 we had total cash of $13,295, compared to September 30, 2002 when we had total cash of $0. The reason for the ability of the Company to continue in business was a regulation “S” offering the company completed for approximately $212,000 in the third quarter of 2003 and various working capital loans received from the Company’s sole director and officer

        In June 2003 the Company executed an agreement with a third party and Proco Operating, Inc. whereby the third party will facilitate the sale of the Company’s common stock under the proposed Regulation “S” offering and the Company and the third party would split the proceeds 50% each and then the Company and the third party would each invest such proceeds in the development properties owned by the Company. Each party would then split the net income from the properties 50% each . However, the Company intends to amend the terms of this agreement so that the third party would essentially receive 50% of the regulation “S” offering proceeds and not be further involved in the development of the Company’s properties.

This amendment has not been executed as of the issuance of this report but the Regulation S offering has been completed and the third party has retained a larger percentage as a cost of the offering.

As reflected in the accompanying financial statements for the nine months ended September 30, 2003, we had a net loss of $1,392,616. and net cash used in operations of $114,434. In addition, at September 30, 2003, we had a working capital deficiency of $895,960, a deficit accumulated during the development stage of $1,163,974 and a stockholders’ deficiency of $963,923 As of September 30, 2003, we had no earnings. Management believes additional funding will be necessary to continue as a going concern.

MATERIAL TRENDS OR EVENTS

        Our business plan is to acquire oil and gas properties for development and Production operations, leading to revenue and profit growth. On July 30, 2002 the Company entered into a letter of intent to purchase Proco Operating Co., Inc., Marble Falls Unit properties via a convertible two million dollar promissory note ($2,000,000) Proco Operating Co Inc. was owned by Johnnie Lee Bitters brother of Charles Bitters, President of American Energy Production Inc. The term of the convertible promissory note is 5 years bearing an interest rate of 6%. In 2007 at note maturity the promissory note will, at the option of the holder be paid in cash or become convertible to Preferred Stock at a conversion rate of $1.00 per share. Additionally, the preferred stock is convertible into common stock at the rate of $1 per share. The Company has not authorized any Preferred stock at this time and plans to file an amendment to our Articles of Incorporation. There can be no assurance we will be successful in our efforts to implement our plan in the Proco Marble Falls Unit.

         The Company completed the acquisition of the Proco Operating Marble Falls Unit on February 20, 2003 and the Company entered into a new development stage. The Company plans to re-work or re-complete several wells and use anew type of fracture stimulation on the 150 foot thick Barnett Shale Formation that covers the entire 3000 plus acres on the Marble Falls Unit. The Marble Falls unit has possible proven producible oil and gas reserve of approximately $33,000,000 not counting the Barnett Shale formation which has not been tested at this time.

        The Company has signed a Letter of Intent to purchase substantially all of the oil properties of Production Resources Inc. The oil properties are located in Medina County, Texas and have approximately 62,000,000 barrels of proven producing recoverable oil reserves. The Company believes with several enhanced recovery systems substantially more oil can be recovered in the future. The Company expects to complete the definitive purchase agreement before the beginning of 2004 with Production Resources Inc.

The Company purchased an oil lease in Fisher County, Texas that has one producing oil well. Management believes the property has a Flippin high reef and there is a possibility that two more oil wells can be drilled on the property.

The Company cancelled the 2002 Employee Benefit Plan on January 24, 2003 and created an Employee Benefit Plan for 2003 with 25,000,000 shares of S-8 common stock. The company granted 22,800,000 shares under the 2003 Employee Benefit Plan. This common stock was issued to employees, consultants and officers during the first quarter of 2003. From April 1, 2003 to June 30,2003 the Company issued 1,950,000 shares of S-8 stock to consultants for services under the 2003 Employee Benefit Plan and on July 11, 2003 issued an additional 1,700,000 shares under the same Plan. On July the 30, 2003 the Company cancelled 212,500 shares of the 2002 Employee Benefit Plan and returned the stock to the treasury that can be issued at a later date. In July 2003 the Company cancelled 2,474,400 shares of the 2002 Employee Benefit Plan for consulting services and returned the stock to the treasury that can be issued at a later date.

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

(ii)     PRODUCT RESEARCH AND DEVELOPMENT

During the period January 1, 2003 through September 30, 2003 the operations of the Company consisted of a search for oil and gas properties to acquire and operate. The Company was successful in securing additional oil and gas properties during this period.

        The Company signed an exclusive distribution agreement with Nature’s Path on September 25, 2003 to treat, test and market AMEP HOA-800 a heavy oil additive that is used to dissolve asphaltines and change the viscosity of heavy oil to allow the oil to travel through the sand formation easier.

(iii)     EXPECTED PURCHASES OF PROPERTY AND EQUIPMENT

The Company is buying truck transports and building a portable injection pump trailer to inject the AMEP HOA-800 into heavy oil formations.

The management of the company believes it will be successful in securing additional oil and gas properties but there can be no assurance the management will be successful in it efforts to re-invent the company as a profitable oil and gas operation Company.

(iv)     SIGNIFICANT CHANGE IN EMPLOYEES

The Company does not expect a significant increase in the number of employees.

ITEM 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer/chief financial officer conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-14I) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the “Evaluation Date”). Based on their evaluation, our chief executive officer/chief financial officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART II OTHER INFORMATION

Item 1 Legal Proceedings

All material pending legal proceedings in which we are involved has been reported in our 10 K SB.

Item 2 Changes in Securities

American Energy Production, Inc. conducted an offering of shares pursuant to the regulations and requirements set forth by the provisions of Regulation S of the Securities Act of 1933. All of the shares issued pursuant to this offering were delivered to off-shore investors and were properly labeled with a restrictive legend pursuant to Regulation S. A total of 32,939,757 shares were issued from which the Company received proceeds of (est.) $212,000, this is approximately 10% of the selling price, which reflects payments of all costs and expenses related to the offering and thus reflects the net proceeds received by the Company.

All share certificates have been issued and delivered to the off-shore investors and the Company believes that it has fully complied with all of the provisions of Regulation S of the Securities Act of 1933 in conducting this off-shore offering. The offering was made through an attorney and has been subjected to recent review and the issuance of an opinion letter that the offering was in compliance with the provisions of Regulation S.

From April 1, 2003 to September 30, 2003 the Company issued 1,950,000 shares of S-8 stock to consultants for services under the 2003 Employee Benefit Plan and on July 11, 2003 issue an additional 1,700,000 shares under the same Plan. On July the 30, 2003 the Company cancelled 212,500 shares of the 2002 Employee Benefit Plan and returned the stock to the treasury that can be issued at a later date. In July 2003 the Company cancelled 2,474,400 shares of the 2002 Employee Benefit Plan for consulting services and returned the stock to the treasury that can be issued at a later date Holders of our common stock are entitled to receive ratably dividends, if any, as may be declared by our board of directors from funds legally available. We paid a 1 for 5 restricted stock dividend on August 16, 2002, this dividend stock was restricted until August 16, 2003. We now anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon our future earnings, operating and financial condition, capital requirements, and other factors.

Item 3 Defaults Upon Senior Securities

Not applicable

Item 4 Submission of Matters to a Vote of Security Holders

        There have not been any matters submitted to a vote of the Security Holders.

Item 5 Other Information

Not applicable

Item 6 Exhibits and Reports on Form 8-K

Not Applicable

Exhibit No.     Description

   31           Rule 13a-14(a)/15d-14(a) Certification of Charles Bitters

   32           Certification Pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 8, 2003	AMERICAN ENERGY PRODUCTION, INC. By: /s/ Charles Bitters Charles Bitters, Chief Executive Officer, President, Chief Financial Officer and Director