Form 10KSB
period 2003-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2004-04-01
CIK 1111391

UNITED STATES SECURITES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2003

Commission File # 333-52812

AMERICAN ENERGY PRODUCTION, INC.
(Exact name of registrant as specified in its charter)

TEXAS
(State or other jurisdiction of incorporation or organization)

74-2945581
(IRS Employer Identification Number)

6073 Hwy 281 South, Mineral Wells, TX 76067
(Address of principal executive offices)(Zip Code)

(210) 410-8158
(Registrant’s telephone no., including area code)

310 Kitty Hawk Road, Universal City, TX 78148
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

Revenues for year ended December 31, 2003: $6,648. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2003 was $9,305. Number of shares of the registrant’s common stock outstanding as of December 31, 2003 was 93,051,449.

AMERICAN ENERGY PRODUCTION, INC.

INDEX

PART I ITEM 1. ITEM 2. ITEM 3. ITEM 4. PART II ITEM 5. ITEM 6. ITEM 7. ITEM 8. PART III ITEM 9. ITEM 10. ITEM 11. ITEM 12. ITEM 13.

BUSINESS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL STATEMENTS
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS, LISTS AND REPORTS ON FORM 8-K
Page 3 8 8 9 9 11 27 55 55 57 58 59 60

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward- looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company’s reports filed with the Commission. This Report contains “forward looking statements” relating to our company’s current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-KSB, Forms 10-QSB, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “would”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, or “continue”, or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company’s control. Should one or more of these risks or uncertainties materialize or should our company’s underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The information in this Report is qualified in its entirety by reference to the entire Report; consequently, this Report must be read in its entirety. Information may not be considered or quoted out of context or without referencing other information contained in this Report necessary to make the information considered, not misleading.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT AMERICAN ENERGY PRODUCTION, INC.

American Energy Production, Inc. (“American Energy” or the “Company”) is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the Over The Counter Electronic Bulletin Board (“OTCBB”) under the symbol “AMEP”. The Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 400,000,000 and 40,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder’s entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1. Going Concern Risk

We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in note 2 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders’ deficiency at December 31, 2003. We had net losses of $1,939,035 for the year ended December 31, 2003 and $2,770,129 for the year ended December 31, 2002. In addition, we had negative cash flows from operations of $166,337 for the year ended December 31, 2003 and $11,047 for the year ended December 31, 2002. At December 31, 2003, our current liabilities exceeded our current assets by $1,147,830, our stockholders’ deficiency was $1,199,166, we had an accumulated deficit of $9,360,491 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $1,710,394. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We have substantial current obligations and at December 31, 2003, we had $3,258,143 of total liabilities as compared to $847,751 as of December 31, 2002. The Company does not have sufficient cash resources to pay these obligations.

Our substantial debt obligations pose risks to our business and stockholders by:

o o o o	making it more difficult for us to satisfy our obligations;

requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default.

2.	No Current Relevant Operating History. The Company has no current relevant operating history, and is a development stage company with minimal revenues. The Company faces all of the risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or “start-up” venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3.	No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company’s Common Stock will be increased thereby.

4.	Type of Business Acquired. The type of business to be acquired (if any) may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

5.	Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

6.	Regulations. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

7.	Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so although management time should be devoted to the business of the Company. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

8.	Indemnification of Officers and Directors. The Company’s Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

9.	Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company.

10.	Need for Additional Financing. The Company’s funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

11.	Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

12.	No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.

13.	Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company’s authorized but unissued Common Stock that could, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company’s stockholders and management would control the Company, and the Company’s management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company’s stockholders, although management has no plans to do so.

14.	Dilutive Effects of Issuing Additional Common Stock. The majority of the Company’s authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

15.	Thinly-traded Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this “Risk Factors” section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

EMPLOYEES

As of December 31, 2003, American Energy has 1 full-time employee, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2003, the address for the corporate offices is at 6073 Hwy 281 South, Mineral Wells, TX 76067.

We currently do not have a lease and we are not paying rent on this space. It is being provided to the Company by our sole officer/director free of charge. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2003.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director. As of December 31, 2003 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit. The $149,500 has been recorded as a Loss on Settlement in the accompanying Statement of Operations for the twelve months ended December 31, 2003 and as Due to Related Party in the accompanying Balance Sheet at December 31, 2003.

The Company has included $50,788 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2003. Such amounts are subject to potential federal tax liens.

During 2002, the Company cancelled various consulting contracts due to non-performance and demand was made for the return of these shares to the treasury. As of the issuance date of these financial statements, certain shares had been cancelled and returned to the treasury.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2003, the Company mailed a proxy statement to shareholders of record at the close of business on December 18, 2003 announcing that a special meeting of the shareholders would be held on December 18, 2003 in connection with the following corporate action:

Amendment to the Certificate of Incorporation increasing the number of authorized $0.0001 par value shares of the Common Stock from 100,000,000 to 500,000,000 and authorization of a Series A class of preferred stock. The number of preferred shares authorized will be 5,000,000, with a par value of $0.0001 per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock.

Votes representing 29,942,252 shares or 91% of the common stock that voted approved this amendment.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, American Energy 93,051,449 shares of common stock issued and outstanding and had approximately 424 certificate stockholders of record.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB for our fiscal 2003 year. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMEP”.

	Period	High	Low
First Quarter	2003	0.07	0.02
Second Quarter	2003	0.10	0.03
Third Quarter	2003	0.13	0.02
Fourth Quarter	2003	0.11	0.07

The bid price of our common stock was $0.05 per share on March 29, 2004.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES

The following sets forth unregistered sales of securities by us pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), during the proceeding fiscal year:

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

On August 15, 2003, the Company issued 2,100,000 shares of common stock for consulting services to be rendered. The term of the agreement was for four months. At the date of grant, the shares had a fair value of $0.024 per share based on the closing quoted market trading price or $50,400. All shares were fully vested at the grant date. During the twelve months ended December 31, 2003, the Company recognized $50,400 of consulting expense.

On August 10, 2003, the Company issued 1,000,000 shares of common stock and at the date of grant, the shares had a fair value of $0.011 per share based on the closing quoted market trading price or $11,000. The shares were issued in exchange for $11,000 of oil chemical to be used by the Company. As the oil chemical was to be utilized for testing purposes, the Company has recorded the $11,000 as production expense in the accompanying Statement of Operations for the year ended December 31, 2003.

On August 10, 2003, the Company issued 500,000 shares of common stock and at the date of grant, the shares had a fair value of $0.011 per share based on the closing quoted market trading price or $5,500. The shares were issued for $5,500 in cash proceeds.

On August 15, 2003, the Company issued 700,000 shares of common stock for consulting services to be rendered. The term of the agreement was for four months. At the date of grant, the shares had a fair value of $0.024 per share based on the closing quoted market trading price or $16,800. All shares were fully vested at the grant date. During the twelve months ended December 31, 2003, the Company recognized $16,800 of consulting expense.

Under the terms of the same Regulation “S” offering discussed previously, during the three months ended September 30, 2003, an additional 21,964,530 shares were sold to subscribing investors at an average $0.055 per share. Gross proceeds were $1,218,387. The unrelated party retained an offering cost equivalent to 88% of gross proceeds totaling $1,076,272 which was offset against additional paid in capital. The Company received net proceeds of $137,065. Subsequently, the Company had offering cost transactions that adjusted the total offering costs by $702 to $1,075,570.

As a result of the Regulation “S” offering discussed above, in total, the Company issued 32,939,757 shares of common stock and recognized $217,323 of net proceeds.

On October 15, 2003, the Company’s Board of Directors adopted a resolution to increase the number of shares allowed to be sold under the terms of the Regulation “S” stock offering to 35,000,000 shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2003

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans	-0-	-0-	-0-
approved by security holders
Equity compensation plans not	-0-	-0-	-0-
approved by security holders
TOTAL	-0-	-0-	-0-

OUR TRANSFER AGENT IS:

Transfer Online, Inc.
227 SW Pine Street, Suite 300
Portland, OR 97204
Telephone: (503) 227-2950
Fax: (503) 227-6874

DIVIDENDS

We presently intend to retain future earnings to support our growth. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividend in the foreseeable future. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONSSPECIAL
NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-KSB.

Some of the statements under “Description of Business,” “Risk Factors,” “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Report and in the Company’s periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company’s business, that the Company’s President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control.

Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither management nor any other persons assumes responsibility for the accuracy and completeness of such statements.

GENERAL

American Energy Production, Inc. (“American Energy” or the “Company”) is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the Over The Counter Electronic Bulletin Board (“OTCBB”) under the symbol “AMEP”. The Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas and seeking capital.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the year ended December 31, 2003 and 2002, the Company reported net losses of $1,939,035 and $2,770,129 respectively. The Company is a development stage company and has had minimal revenues.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

—	The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments

—	The Company’s ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

RECENT DEVELOPMENTS

On January 5, 2004, the Company officially took over the assets and properties of Production Resources, Inc. (“PRI”) which will operate as a wholly owned subsidiary of the Company. The Company is in the process of treating the 193 oil wells purchased in the acquisition with their new heavy oil additive. In accordance with the acquisition agreement, the Company will issue $400,000 worth of restricted common stock and a $400,000 convertible promissory note to PRI that would mature on December 1, 2005. The convertible promissory note terms include an interest rate of 8% per annum and conversion at any time at the option of PRI or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. Effective January 5, 2004, the Company will account for the purchase as an asset acquisition at its fair market under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price including $38,041 of prepaid acquisitions costs will be allocated to various assets and the results of any operations relating to the acquired assets will be included in the Company’s financial statements from the Acquisition Date of January 5, 2004.

In connection with the PRI acquisition discussed above, the Company will employ PRI’s former president at a salary equal to $5,000 per month, net of payroll taxes.

On January 5, 2004, the $2,000,000 convertible promissory note was exchanged for a convertible debenture for the same amount and maturing January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and conversion at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company will recognize this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

On January 5, 2004, The Board of Directors approved the issuance of up to 4,000,000 shares of designated Series A preferred stock. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors, which was done as mentioned below.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company will treat this as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

On January 5, 2004, the Board approved the issuance of the remaining 500,000 shares of Series A preferred stock to three consultants for services performed in relation to the filing for the Company to become a Business Development Company as discussed below. The 500,000 shares were issued as follows: 200,000 shares to one consultant for $5,000 of services rendered, 200,000 shares to one consultant for $18,000 of services rendered and 100,000 shares to one attorney for $2,500 of legal services rendered.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

In January and February 2004, the Company received $600,000 in gross proceeds from the issuance of convertible debentures. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. $100,000 of the convertible debentures was due and payable on March 14, 2004 and $500,000 was due and payable on December 31, 2005. In accordance with the approval to issue up to 400,000,000 shares becoming effective on January 29, 2004 as mentioned previously, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company on February 5, 2004. As a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). On March 1, 2004, $50,000 of the $500,000 convertible debenture was converted into 5,000,000 shares of common stock at $0.01 (50% of the closing price on March 1, 2004). The remaining $450,000 of the convertible debenture remains outstanding. This convertible debenture is secured by certain oil leases and properties acquired from PRI on January 5, 2004.

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company will recognize this beneficial conversion feature by charging the statement of operations $150,000 for interest expense and $150,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

In January 2004, the 8,500,000 shares previously cancelled were reissued after shareholders approved an increase in the authorized shares of the Company.

In January 2004, the Company issued a $30,000 convertible debenture to a consultant for services related to the filing by the Company to become a BDC as mentioned previously. The terms of the convertible debenture include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. On February 5, 2004, the convertible holder elected to convert the entire balance into common shares of the Company and 1,000,000 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company will recognize this beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

In February 2004, the Company announced a financing arrangement with an unrelated third party for a commitment of $5,000,000 and the subsequent receipt of $500,000 under the commitment from Compass Capital Group (“CCG”) for new oil and gas exploration and secondary oil recovery operations on existing Company owned properties and to continue the Company’s strategy of acquiring oil and gas income properties. Additionally, CCG has committed to be an investment banker and advisor for the Company.

In February 2004, the Company announced the acquisition of twelve oil and gas wells in North Central Texas on more than 1,400 productive acres of developed oil and gas reserves. The purchase was from Bend Arch Petroleum, Inc., (“Bend Arch”) which will become a wholly owned subsidiary of the Company. A definitive purchase price has not yet been established and the Company and Bend Arch plan to establish the purchase price by April 30, 2004.

In February 2004, the Company announced the addition of two new outside directors to the Board of Directors as previously authorized (See above).

In March 2004, the Company determined that 1,000,000 shares had inadvertently been transferred by the Company’s sole officer and director to the former president of PRI (this transfer occurred in 2003). The Company is in the process of having this error corrected and the share transfer will be rescinded and the 1,000,000 common shares returned to the sole officer and director of the Company.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our audited financial statements contained in our annual report on Form 10-KSB for the fiscal year ended December 31, 2003. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent auditors’ reports to our financial statements for the year ended December 31, 2003 and December 31, 2002, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, net cash used in operations, stockholders’ deficiency, working capital deficiency, being in default on certain notes payable to banks and being in the development stage with minimal revenues raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during 2003. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of grant.

ALLOCATION OF THE PURCHASE PRICE TO CERTAIN OIL AND GAS RELATED ASSETS ACQUIRED

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the of the Company’s president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. Accordingly, the purchase price was allocated to the various assets and the results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

DEPRECIABLE AND DEPLETABLE USEFUL LIVES OF PROPERTY AND EQUIPMENT

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of oil and gas leases and property and equipment, no impairment charge has been recorded for the year ended December 31, 2003.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $119,373 for the Period February 20, 2003 (Inception of Development Stage) through December 31, 2003 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $351,098 and expire in the years through 2023.

As discussed previously, on February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to February 20, 2003 will not be allowable and are not included in the above disclosures.

ESTIMATE OF RESERVES OF OIL AND GAS

Gross future net revenue of the non-producing oil and natural gas reserves after deductions and discounted future net income (“FNI”) were determined by utilizing an oil and natural gas reserve report by an independent petroleum engineer with deductions and a discounted FNI value of 10%.

RESULTS OF OPERATIONS

Results of Operations

Fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002

	Year Ended December 31, 2003 2002
Oil sales	$6,648	$--

Operating Expenses
Compensation	61,601	250,000
Consulting	997,463	2,335,938
Depletion	297	--
Depreciation	28,247	--
Equipment rental	21,000	--
General and administrative	48,656	366
Production	51,360	--
Professional	91,041	139,773
Website	327,750	--

Total Operating Expenses	1,627,415	2,726,077

Loss from Operations	(1,620,767)	(2,726,077)

Other Income (Expense)
Other income	--	4,000
Interest expense	(145,264)	(38,102)
Payroll tax interest and penalties	(6,004)	(5,950)
Loss on settlement	(167,000)	(4,000)

Total Other Income (Expense)	(318,268)	(44,052)

Net Loss	$(1,939,035)	$(2,770,129)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.07)

Oil sales:

Oil sales increased $6,648, or 100%, to $6,648 for 2003 from $0 for 2002. The increase was primarily the result of the fact that the Company entered a new development stage on February 20, 2003, as the result of the acquisition of certain oil and gas assets. Until February 20, 2003, the Company was actively seeking oil and gas leases for acquisition and operation and had no sales.

Operating Expenses:

Operating expenses decreased $1,098,662, or 40.3%, to $1,627,415 for 2003 from $2,726,077 for 2002. The decrease was primarily the result of a $1,338,476 decrease in consulting, a $188,339 decrease in compensation, a $48,732 decrease in professional, and a $327,750 increase in website expense. The decrease in compensation, consulting and professional was primarily the result that in 2002, the Company had $2,696,355 of expense for the issuance of common stock pursuant to an S-8 registration statement for an employee benefit plan. The increase in website expense related to stock issued to consultants for website development.

Other Income (Expense):

Other income (expense) increased $274,216, or 62.5% to $318,268 for 2003 from $44,052 for 2002. The increase was primarily due to an increase of loss on settlement of $163,000 and an increase in interest expense of $107,162. The increase in loss on settlement of $163,000 was primarily comprised of $149,500 for a lawsuit by a stockholder who invested $100,000 and received 100,000 shares of common stock during a private placement. The increase in interest expense was primarily comprised of a $103,233 accrual for interest on a $2,000,000 convertible note payable from the February 20, 2003 acquisition of certain oil and gas assets.

Liquidity and Capital Resources

Cash and cash equivalents were $432 at December 31, 2003 as compared to $0 at December 31, 2002, and working capital deficit was $1,147,830 at December 31, 2003 as compared to $847,751 at December 31, 2002. The increase in the working capital deficit is primarily due to the fact that the cash provided by financing activities during the fiscal year ended December 31, 2003 was not sufficient to cover our cash used in operating and investing activities. Specifically, the increase is primarily due to two components, (1) the Company’s president and sole director paid $220,455 of expenses for the Company and this is classified as Due to Related Party in the accompanying Balance Sheet at December 31, 2003 and (2) the Company’s president and sole director loaned $32,297 to the Company and this is classified as Loan Payable — Officer in the accompanying Balance Sheet at December 31, 2003.

Operating Activities

Cash used in operating activities was $166,338 for the year ended December 31, 2003 compared to cash used of 11,047 for the year ended December 31, 2002. The increase in cash used resulted primarily from a $149,500 loss on settlement, a $70,955 increase in Due to Related Party and a $108,335 increase in accrued interest payable offset by an $831,094 decrease of net loss.

Investing Activities

Cash used in investing activities was $80,441 for the year ended December 31, 2003 compared to $0 at December 31, 2002. The increase in cash used resulted primarily from an increase of $38,041 of prepaid acquisition costs, an increase of $33,900 for purchases of property and equipment and an increase of $8,500 for the purchase of an oil lease.

Financing Activities

Cash provided by financing activities was $247,210 for the year ended December 31, 2003 compared to cash provided of $11,007 for the year ended December 31, 2002. The increase in cash provided resulted primarily from $217,323 proceeds from the issuance of common stock, net of offering costs.

Our principal uses of cash to date have been for operating activities and we have funded our operations during fiscal years 2003 and 2002 primarily by incurring indebtedness and issuing common stock. During the year ended December 31, 2003, we had proceeds of $217,323 from the issuance of common stock, net of offering costs.

We have substantial debt obligations. These debt obligations pose a significant liquidity risk to our business and stockholders by requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. Additionally, these debt obligations may impede us from obtaining additional financing in the future for working capital, capital expenditures and other corporate requirements and may make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

The following summarizes our debt obligations at December 31, 2003:

SHORT-TERM DEBT

Our short-term debt at December 31, 2003 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum       $ 18,153

On April 16, 2001, the Company leased computer equipment under a 36 month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2003, the balance of principal and related accrued interest outstanding was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. At December 31, 2003 the Company has recorded a total of $3,639 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and sole director occurs. The president of the Company transferred these shares on September 15, 2003. As of December 31, 2003 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable – Banks

$42,000 bank line of credit, dated December 31, 2001, bearing interest at prime plus 2% (6% at December 31, 2003), due on demand. In Default at December 31,
  2003.

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002.
In Default at December 31, 2003.	$ 41,799 17,463 -------- $ 59,262 ======

On December 31, 2001, we obtained a bank line of credit for 42,000, of which $41,799 is outstanding at December 31, 2003. The interest rate is prime plus 2% per annum (6% at December 31, 2003) and is due on demand. This line of credit is secured by all present and future equipment of the Company, right of offset against the Company’s bank account and guaranteed by the principal stockholder. At December 31, 2003, the Company has recorded a total of $5,834 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at December 31, 2003.

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at December 31, 2003. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and is in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. At December 31, 2003, the Company has recorded a total of $7,276 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at December 31, 2003.

Loan Payable – related party

Beginning in January of 2002 and through December 2003, the Company’s sole officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan is non-interest bearing, unsecured and due on demand.

Note Payable – Related Party

Notes payable to related party at December 31, 2003 are payable to a former officer/director of the Company who is a principal stockholder as follows:

Dated Oct. 18, 2000, interest at 6.5%, matured Oct. 16, 2001,in default at December           $ 8,392
31, 2003

Dated Mar. 21, 2001, interest at 6%, matured Mar. 21, 2002,in default at December 31,       75,000
2003

Dated Apr. 4, 2001, interest at 6%, matured Apr. 4, 2002,in default at December 31,           75,000
2003

Dated Apr. 11, 2001, interest at 6%, matured Apr. 11, 2002,in default at December 31,       25,000
2003

Dated Apr. 23, 2001, interest at 6.5%, matured Apr. 23, 2002,in default at December          50,000
31, 2003

Dated Jun. 15, 2001, interest at 6%, matured Jun. 15, 2002,in default at December 31,        30,000
2003

Dated July 6, 2001, interest at 6.5%, matured December 6, 2001,in default at December     13,103
31, 2003

Dated July 6, 2001, interest at 6.5%, matured December 6, 2001,in default at December     25,000
31, 2003

Dated July 13, 2001, interest at 6.5%, matured December 13, 2001,in default at                   15,000
December 31, 2003

Dated July 20, 2001, interest at 6.5%, matured December 20, 2001,in default at                     9,800
December 31, 2003

Dated Aug. 3, 2001, interest at 6.5%, matured December 3, 2001,in default at December  18,000
31, 2003

Dated Aug. 21, 2001, interest at 6%, matured December 21, 2001,in default at December  47,200
31, 2003

Dated Sep. 10, 2001, interest at 6.5%, matured December 10, 2001,in default at                   20,000
December 31, 2003
                                                                                                                                                      $ 411,495

At December 31, 2003, the Company has recorded a total of $69,097 in accrued interest for these Notes Payable in the accompanying Balance Sheet.

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

LONG-TERM DEBT

Our long-term debt at December 31, 2003 consisted of the following:

Convertible Promissory Note Payable

$2,000,000 Convertible Promissory Note payable, dated February 20, 2003, bearing interest at 6% per annum and due on July 25, 2007        $ 2,000,000

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director. The maturity date is July 25, 2007. The note is payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock is convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000. Accrued interest relating to the convertible promissory note at December 31, 2003 was $103,233. The convertible promissory note was converted to a convertible debenture in 2004.

Equity Financing

For the year ended December 31, 2003 the Company received $217,323 of proceeds, net of offering costs, from the issuance of common stock.

Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not had generating sufficient cash from operations to fund our operating activities through the end of fiscal 2004. Presently, we have no source of revenues and have moved into a new business concept as a consultant and advisor to customers. We cannot assure you that the new business concept will provide sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for interim financing and subsequent project financing, would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2003, our contractual obligations and commitments by type and period:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt:
Lease Payable	$18,153	$18,153	$--	$--	$--
Note Payable - Banks	59,262	59,262	--	--	--
Loan Payable - Officer	52,510	52,510	--	--	--
Note Payable - Related Party	411,495	411,495	--	--	--

Total Short-Term Debt	$541,420	$541,420	$--	$--	$--

Long-Term Debt:
Convertible Promissory Note	$2,000,000	--	$2,000,000	--	--
Accrued Interest Payable	103,233	--	103,233	--	--

Total Long-Term Debt	$2,103,233	$--	$2,103,233	$--	$--

Total Debt	$2,644,653	$541,420	$2,103,233	$--	$--

Recent Accounting Developments

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as ” variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

2004 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

ITEM 7. FINANCIAL STATEMENTS

Filed herewith are our following audited financial statements:

Independent Auditors' Report
Balance Sheet at December 31, 2003
Statements of Operations for the years ended December 31, 2003 and 2002
Statements of Changes in Stockholders' Deficiency for the years ended December 31, 2003 and 2002
Statements of Cash Flows for the years ended December 31, 2003 and 2002
Notes to Financial Statements

Independent Auditors’ Report

To the Board of Directors and Shareholders of: American Energy Production, Inc.

We have audited the accompanying balance sheet of American Energy Production, Inc., (a development stage company), as of December 31, 2003, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the years ended December 31, 2003 and 2002 and for the period from February 20, 2003 (inception of development stage) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Production, Inc., (a development stage company), at December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from February 20, 2003 (inception of development stage) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company has a net loss of $1,939,035 and net cash used in operations of $166,337 for the year ended December 31, 2003 and a working capital deficiency of $1,147,830, deficit accumulated during the development stage of $1,710,394 and a stockholders’ deficiency of $1,199,166 at December 31, 2003. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 24, 2004

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2003

ASSETS

Current Assets
Cash	$432
Accounts receivable - related party	6,648

Total Current Assets	7,080

Oil and gas properties and equipment, net	2,013,856

Other Assets
Prepaid acquisition cost	38,041

Total Other Assets	38,041

Total Assets	$2,058,977

LIABILITIES
Current Liabilities
Cash overdraft	$6,726
Accounts payable	249,675
Due to related party	220,455
Accrued interest payable - current	85,846
Accrued payroll taxes and penalties	50,788
Lease payable	18,153
Notes payable - banks	59,262
Loan payable - officer	52,510
Note payable - related party	411,495

Total Current Liabilities	1,154,910

Convertible note payable	2,000,000
Accrued interest payable - long term	103,233

Total Long Term Liabilities	2,103,233

Total Liabilities	$3,258,143

The accompanying notes are an integral part of the financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2003

Stockholders’ Deficiency

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, none issued and outstanding	$--
Common stock, $0.0001 par value, 500,000,000 shares authorized
93,051,449 shares issued and outstanding	9,305
Common stock issuable, $0.0001 par value, 8,575,000 shares	858
Additional paid in capital	9,907,456
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(1,710,394)

(1,153,266)
Less: Deferred stock based expenses	(45,900)

Total Stockholders' Deficiency	(1,199,166)

Total Liabilities and Stockholders' Deficiency	$2,058,977

The accompanying notes are an integral part of the financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31, 2003 2002		Period from February 20, 2003 (Inception of Development Stage) to December 31, 2003
Oil sales	$6,648	$--	$6,648

Operating Expenses
Compensation	61,601	250,000	61,601
Consulting	997,463	2,335,938	830,001
Depletion	297	--	297
Depreciation	28,247	--	28,247
Equipment rental	21,000	--	21,000
General and administrative	48,656	366	48,656
Production	51,360	--	51,360
Professional	91,041	139,773	76,874
Website	327,750	--	294,033

Total Operating Expenses	1,627,415	2,726,077	1,412,069

Loss from Operations	(1,620,767)	(2,726,077)	(1,405,421)

Other Income (Expense)
Other income	--	4,000	--
Interest expense	(145,264)	(38,102)	(132,819)
Payroll tax interest and penalties	(6,004)	(5,950)	(5,154)
Loss on settlement	(167,000)	(4,000)	(167,000)

Total Other Income (Expense)	(318,268)	(44,052)	(304,973)

Net Loss	$(1,939,035)	$(2,770,129)	$(1,710,394)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.07)	$(0.02)

The accompanying notes are an integral part of the financial statements

AMERICAN ENERGY PRODUCTION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
YEARS ENDED ENDED DECEMBER 31, 2003 AND 2002

	Common Stock Shares Amount		Common Stock Issuable Shares Amount		Additional Paid-In Capital	Accumulated Deficit	Accumulated During Development Stage	Deferred Services	Total Stockholders' Deficiency
BALANCE AT DECEMBER 31, 2001	23,148,820	$2,315	--	$--	$3,321,505	$(4,097,797)	$--	$--	$(773,977)
Common stock issued for compensation	1,000,000	100	--	--	249,900	--	--	--	250,000
Common stock issued for
consulting services	11,225,000	1,123	--	--	2,805,128	--	--	(359,896)	2,446,355
Common stock issued for 20%
stock dividend	7,074,772	707	--	--	2,263,217	(2,263,924)	--	--
Net loss, year ended December
31, 2002	--	--	--	--	--	(2,770,129)	--	--	(2,770,129)

BALANCE AT DECEMBER 31, 2002	42,448,592	$4,245	--	$--	$8,639,750	$(9,131,850)	$--	$(359,896)	$(847,751)
Common stock issued for services	27,300,000	2,730	--	--	1,025,070	--	--	(45,900)	981,900
Common stock issued for
settlement	250,000	25	--	--	17,475	--	--	--	17,500
Common stock issued and
issuable for cash, net of
offering costs of $1,696,648	24,939,757	2,494	8,575,000	858	213,972	--	--	--	217,323
Common stock issued in exchange
for chemical	1,000,000	100	--	--	10,900	--	--	--	11,000
Common stock cancelled	(2,886,900)	(289)	--	--	289	--	--	--	--
Amortization of deferred
services	--	--	--	--	--	--	--	359,896	359,896
Net loss, year ended December
31, 2003	--	--	--	--	--	(228,641)	(1,710,394)	--	(1,939,035)

BALANCE AT DECEMBER 31, 2003	93,051,449	$9,305	8,575,000	$858	$9,907,456	$(9,360,491)	$(1,710,394)	$(45,900)	$(1,199,166)

The accompanying notes are an integral part of the financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2003 2002		Period from February 20, 2003 (Inception of Development Stage) to December 31, 2003
Cash Flows From Operating Activities:

Net loss	$(1,939,035)	$(2,770,129)	$(1,710,394)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for services	981,900	2,696,356	766,555
Stock issued for chemical	11,000	--	11,000
Stock issued in settlement	17,500	--	17,500
Loss on settlement	149,500	--	149,500
Amortization of deferred services	359,896	--	359,896
Depreciation	28,247	--	28,247
Depletion	297	--	297
Changes in operating assets and liabilities:
Increase in accounts receivable - related party	(6,648)	--	(6,648)
Increase in accounts payable	8,887	19,952	8,887
Increase in due to related party	70,955	--	70,955
Increase in accrued interest payable	145,160	36,824	132,830
Increae in accrued payroll taxes payable	6,004	5,950	5,153

Net Cash Used In Operating Activities	(166,337)	(11,047)	(166,222)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	(38,041)	--	(38,041)
Purchase of equipment	(33,900)	--	(33,900)
Purchase of oil lease	(8,500)	--	(8,500)

Net Cash Used In Investing Activities	$(80,441)	$--	$(80,441)

        The accompanying notes are an integral part of the financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31, 2003 2002		Period from February 20, 2003 (Inception of Development Stage) to December 31, 2003
Cash Flows From Financing Activities:
Cash overdraft	--	526	--
Officer loan proceeds	32,297	10,481	32,069
Repayment of officer loan	(115)	--	(115)
Loan proceeds - other	35,000	--	35,000
Repayment of loan proceeds - other	(37,095)	--	(37,095)
Proceeds from issuance of
common stock, net of offering costs	217,323	--	217,323
Repayment of lease payable	(200)	--	(87)

Net Cash Provided By Financing Activities	247,210	11,007	247,095

Net Increase (Decrease) in Cash	432	(40)	432
Cash at Beginning of Period	--	40	--

Cash at End of Period	$432	$--	$432

Supplemental disclosure of
cash flow information:
Cash interest paid	$2,000	$25	$2,000

Asset acquisition paid with convertible note payable	$2,000,000	$--	$2,000,000

The accompanying notes are an integral part of the financial statements

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

1. HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”) is a publicly traded company that is engaged primarily in the acquisition, development, production, exploration for, and the sale of oil and gas. The Company anticipates that it will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. The Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets (see Note 5 – Oil and Gas Properties and Property and Equipment and Note 7 – Long-Term Debt), the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas and seeking capital (See Note 14 – Subsequent Events).

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,939,035 and net cash used in operations of $166,337 for the year ended December 31, 2003 and a working capital deficiency of $1,147,830, deficit accumulated during the development stage of $1,710,394 and a stockholders’ deficiency of $1,199,166 at December 31, 2003. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company acquired the assets of Proco Oil (“Proco”), a related party, on February 20, 2003 and intends to develop the oil/gas leases accordingly. During 2003, there were minimal sales of $6,648 related to the income producing assets acquired from Proco (See Note 5 – Oil and Gas Properties and Property and Equipment and Note 12 – Related Party Transactions.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

We expect continued revenues from our oil and gas property development in 2004. Additionally, we believe we can secure adequate financing from various sources. In January 2004, the Company secured a $5,000,000 commitment for financing and received an initial $500,000 under the commitment from an unrelated third party (See Note 14 – Subsequent Events). The Company has determined that it will be necessary to raise additional capital to carry out the company’s business plan and in January 2004, filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock. In January and February of 2004, the Company received $600,000 of proceeds from the issuance of convertible debentures authorized by the Form 1-E filing (See Note 14 – Subsequent Events).

As a result, we believe we will have sufficient resources to cover our working capital requirements for the next twelve months.

3. Nature of Operations and Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying balance sheet and related statements of operations, changes in stockholders’ deficiency and cash flows include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP).

Use of Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates.

Significant estimates in the fiscal year 2003 include the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. Significant estimates in the fiscal year 2002 include the valuation of stock based issuances of services and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased. There were no cash equivalents at December 31, 2003.

Accounts Receivable – Related Party

Accounts receivable result from the sale of the Company’s products and is reported at net of any allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Payment is due upon delivery of the product, unless other arrangements are made. Management reviews the customer accounts on a routine basis to determine if an account should be charged off. At December 31, 2003, all accounts receivable of $6,648 are deemed to be collectible in full. Payments from oil sales are remitted by customers, to the operator, who is a related party (See Concentrations of Risk below and Note 12 – Related Party Transactions). The operator then remits these payments to the Company. See Note 13 – Operating Agreement.

Inventories

Inventories consisting of oil in the lease tanks are anticipated to be carried at lower of cost or market, determined by the average cost method. In the fiscal year ended December 31, 2004, the Company will make a decision on the inventory policy to be used. However, at December 31, 2003, the amount of such oil was not material and no amount has been recorded in the accompanying Financial Statements.

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

Property and Equipment

The capitalized cost of support equipment, fixtures and other property and equipment are depreciated on the straight line basis over a period of five years once they are placed into service.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of oil and gas leases and property and equipment, no impairment charge has been recorded for the year ended December 31, 2003.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model. At December 31, 2003, the Company had no stock options or warrants outstanding.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying value of accounts receivable – related party and all current liabilities approximates fair value because of the short maturity of those instruments. The carrying value of the convertible note payable and related accrued interest approximates fair value since the note interest approximates market rates. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our current assets and short term indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2003.

Environmental Matters

Our operations are subject to evolving federal, state and local environmental laws and regulations related to the discharge of materials into the environment. Our process is not expected to produce harmful levels of emissions or waste by-products. However, these laws and regulations would require us to remove or mitigate the environmental effects of the disposal or release of substances at our site should they occur. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements. We are not aware of any area of non-compliance with federal, state or local environmental laws and regulations.

Revenue Recognition

The Company sells crude oil under short-term agreements at prevailing market rates. Revenue from oil sales is recognized at the point of sale, that is, when oil is extracted from the tanks. Generally this is the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectibility is reasonably assured.

Concentration of Risk

One purchaser accounted for $6,648 or 100% of the Company’s oil sales in 2003 (See Accounts Receivable – Related Party above and Note 12 – Related Party Transactions). The Company sells crude oil to customers in the United States and performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, accounts receivable – related party, and accounts payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS 109”).” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Common Share

Basic net income (loss) per common share (Basic EPS) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share (Diluted EPS) reflects the potential dilution that could occur if stock options or other contracts to issue common stock, such as convertible notes, were exercised or converted into common stock. At December 31, 2003, there were no common stock equivalents outstanding, which may dilute future earnings per share.

		Year ended December 31, 2003 2002
Net loss available to common		$1,939,035		$2,770,129

Weighted average number of common shares outstanding
(Denominator)		72,996,905		37,458,105

Net Loss Per Share	$	( .03)	$	( .07)

Reclassifications

Certain amounts in the year 2002 financial statements have been reclassified to conform to the year 2003 presentation.

New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply, to the Company.

In May 2003, the FASB issued SFAS No. 149; Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”) which provides for certain changes in the accounting treatment of derivative contracts. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for certain provisions that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, which should continue to be applied in accordance with their respective effective dates. The guidance should be applied prospectively. The adoption of SFAS 149 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, results of operations or liquidity.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for the Company for financial statements of interim periods beginning July 1, 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which represents an interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), “Consolidated Financial Statements”. ARB 51 requires that a Company’s financial statements include subsidiaries in which the Company has a controlling financial interest. That requirement usually has been applied to subsidiaries in which the Company has a majority voting interest. However, the voting interest approach is not effective in identifying controlling financial interests in entities (referred to as ” variable interest entities”) that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. FIN 46 provides guidance on identifying variable interest entities and on assessing whether a Company’s investment in a variable interest entity requires consolidation thereof. FIN 46 is effective immediately for investments made in variable interest entities after January 31, 2003 and it is effective in the first fiscal year or interim period beginning after June 15, 2003 for investments in variable interest entities made prior to February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position, results of operations, or liquidity.

4. PREPAID ACQUISITION COSTS

In June 2003, the Company entered into a non-binding Letter of Intent agreement to acquire substantially all of the assets and related liabilities of Production Resources, Inc. (“PRI”). Subsequently, in December 2003, the Company closed the acquisition of PRI and under the terms of the acquisition, the Company acquired substantially all of the assets of PRI in a stock and note exchange, effective January 5, 2004. The assets include over 1,500 producing acres and 193 existing oil wells fully equipped and capable of producing oil. The purchase price was $800,000, comprised of $400,000 worth of Company restricted common stock plus $400,000 cash. The cash portion of the purchase price was subsequently exchanged for a $400,000 two year convertible debenture at an annual interest rate of 8% (See Note 14 – Subsequent Events). However, the terms of the acquisition specify that the Company will not take control of the assets until January 5, 2004 and therefore no financial accounting entry has been recorded in the Financial Statements as of December 31, 2003. The acquisition will be accounted for under the purchase method of accounting pursuant to SFAS No. 141 and valued at fair market value at the date of acquisition on January 5, 2004.

During the year ended December 31, 2003, the Company advanced $38,041 related to the above acquisition. Of this amount, $8,000 was paid from personal funds of the Company’s president and sole director (See Note 12 – Related Party Transactions) and the remaining $30,041 was incurred and paid by the Company. The entire $38,041 has been capitalized and recorded as prepaid acquisition cost in the accompanying Balance Sheet as December 31, 2003 and will be allocated accordingly on the effective date of January 5, 2004 (See Note 14 – Subsequent Events).

5. OIL AND GAS PROPERTIES AND PROPERTY AND EQUIPMENT

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the brother (see Note 7 – Long-term Debt and Note 12 – Related Party Transactions) of the Company’s president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting discussed in Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price was allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

The Company has evaluated that the convertible promissory note in accordance with EITF Issue No. 98-5 does not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04 (See Note 14 – Subsequent Events).

(A) Oil and Gas Properties:

Oil and Gas Properties Acquisition costs of proved property consists of oil and gas lease acquisition costs relating to proved, developed, non-producing properties. The cost allocated to the lease was $1,642,500 on the Acquisition Date. During the year ended December 31, 2003, the Company acquired an additional $8,500 in oil and gas leases.

Oil and gas properties were as follows at December 31, 2003:

Oil and gas properties	$1,651,000
Accumulated depletion	(297)

$1,650,703

Amortization of these costs into production costs (depletion expense), using the units-of-production method, began when production commenced during 2003. The Company extracted approximately 100 test barrels of saleable oil during the year ended December 31, 2003 and the cost of these barrels has been expensed as production costs as they were test barrels. In December 2003, the Company extracted 304 barrels and sold these to a third party recognizing $6,648 of revenue that is recorded in the accompanying Statement of Operations for the year ended December 31, 2003 (See Note 14 — Subsequent Events). Accumulated depletion and depletion expense for the years ended December 31, 2003 and December 31, 2002 was $297 and $0, respectively.

Payments from oil sales are remitted by customers, to the operator, who is a related party (See Note 12 – Related Party Transactions). The operator then remits these payments to the Company. See Note 13 – Operating Agreement.

(B)     Property and Equipment:

Capitalized Costs Relating to Oil and Gas Properties

Certain support equipment and fixtures were acquired as part of the asset acquisition. The portion of the aggregate $2,000,000 purchase price allocated to support equipment and fixtures, based upon the fair market values of such support equipment and fixtures, was $357,500. During the year ended December 31, 2003, the Company acquired $33,900 in additional support equipment and fixtures.

Property and equipment were as follows at December 31, 2003:

Support equipment and fixtures	$391,400
Accumulated depreciation	(28,247)

$363,153

The Company began depreciation of the acquired support equipment and fixtures when development commenced during the year ended December 31, 2003. Accumulated depreciation and depreciation expense for the years ended December 31, 2003 and December 31, 2002 was $28,247 and $0, respectively.

Supplementary Oil and Gas information as of December 31, 2003 (Unaudited):

Proved properties                $1,651,000

Estimated Gross Reserves and Income Data as of December 31, 2003 for United States Properties:

	|--------------------------PROVED--------------------------|
	Developed Non-Producing	Undeveloped	Total Proved
Gross Remaining Reserves
Oil/Condensate - Barrels	2,198,662	-	2,198,662
Gas - MMCF	2,979	-	2,979
Income Data
Future Net Revenue	$59,971,644	-	$59,971,644
Deductions	(22,099,575)	-	(22,099,575)
Future Net Income (FNI)	$37,872,069	-	$37,872,069
Discounted FNI at 10%	$26,777,850	-	$26,777,850

6. SHORT-TERM DEBT

Our short-term debt at December 31, 2003 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum                 $ 18,153

On April 16, 2001, the Company leased computer equipment under a 36 month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2003, the balance of principal and related accrued interest outstanding was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. At December 31, 2003 the Company has recorded a total of $3,639 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and sole director occurs. The president of the Company transferred these shares on September 15, 2003. As of December 31, 2003 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 11 – Commitments and Contingencies and Note 12 – Related Party Transactions).

Notes payable – Banks

$42,000 bank line of credit, dated December 31, 2001, bearing interest at prime plus 2% (6% at December 31, 2003), due on demand. In Default at December 31,
  2003.

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002.
In Default at December 31, 2003.	$ 41,799 17,463 ------ $ 59,262 =========

On December 31, 2001, we obtained a bank line of credit for 42,000, of which $41,799 is outstanding at December 31, 2003. The interest rate is prime plus 2% per annum (6% at December 31, 2003) and is due on demand. This line of credit is secured by all present and future equipment of the Company, right of offset against the Company’s bank account and guaranteed by the principal stockholder. At December 31, 2003, the Company has recorded a total of $5,834 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at December 31, 2003.

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at December 31, 2003. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and is in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. At December 31, 2003, the Company has recorded a total of $7,276 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at December 31, 2003.

Loan Payable – related party

Beginning in January of 2002 and through December 2003, the Company’s sole officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan is non-interest bearing, unsecured and due on demand. (See Note 12 – Related Party Transactions and Note 14 – Subsequent Events).

Note Payable – Related Party

Notes payable to related party at December 31, 2003 are payable to a former officer/director of the Company who is a principal stockholder as follows:

Dated Oct. 18, 2000, interest at 6.5%, matured Oct. 16, 2001,in default at December           $ 8,392
31, 2003

Dated Mar. 21, 2001, interest at 6%, matured Mar. 21, 2002,in default at December 31,       75,000
2003

Dated Apr. 4, 2001, interest at 6%, matured Apr. 4, 2002,in default at December 31,           75,000
2003

Dated Apr. 11, 2001, interest at 6%, matured Apr. 11, 2002,in default at December 31,       25,000
2003

Dated Apr. 23, 2001, interest at 6.5%, matured Apr. 23, 2002,in default at December          50,000
31, 2003

Dated Jun. 15, 2001, interest at 6%, matured Jun. 15, 2002,in default at December 31,        30,000
2003

Dated July 6, 2001, interest at 6.5%, matured December 6, 2001,in default at December     13,103
31, 2003

Dated July 6, 2001, interest at 6.5%, matured December 6, 2001,in default at December     25,000
31, 2003

Dated July 13, 2001, interest at 6.5%, matured December 13, 2001,in default at                   15,000
December 31, 2003

Dated July 20, 2001, interest at 6.5%, matured December 20, 2001,in default at                     9,800
December 31, 2003

Dated Aug. 3, 2001, interest at 6.5%, matured December 3, 2001,in default at December  18,000
31, 2003

Dated Aug. 21, 2001, interest at 6%, matured December 21, 2001,in default at December  47,200
31, 2003

Dated Sep. 10, 2001, interest at 6.5%, matured December 10, 2001,in default at                   20,000
December 31, 2003
                                                                                                                                                      $ 411,495

At December 31, 2003, the Company has recorded a total of $69,097 in accrued interest for these Notes Payable in the accompanying Balance Sheet (See Note 12 – Related Party Transactions and Note 14 – Subsequent Events).

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

7. LONG-TERM DEBT

Our long-term debt at December 31, 2003 consisted of the following:

Convertible Promissory Note Payable

$2,000,000 Convertible Promissory Note payable, dated February 20, 2003, bearing interest at 6% per annum and due on July 25, 2007	$ 2,000,000

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 5 – Property and Equipment and Note 12 – Related Party Transactions). The maturity date is July 25, 2007. The note is payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock is convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000. Accrued interest relating to the convertible promissory note at December 31, 2003 was $103,233. The convertible promissory note was converted to a convertible debenture in 2004 (See Note 14 – Subsequent Events).

8. STOCKHOLDERS’ DEFICIENCY

Capital Structure

We were previously authorized to issue up to 100,000,000 shares of our common stock, $0.0001 par value per share, of which 93,051,449 were issued and outstanding at December 31, 2003. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 authorized share limit. These 8,500,000 shares will be reissued subject to an approved vote to increase the authorized shares (See below and Note 14 – Subsequent Events). At December 31, 2003, 75,000 shares were issuable to a party from an error related to a Regulation “S” offering discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors (See Note 14 – Subsequent Events). At December 31, 2003, no preferred shares were issued or outstanding.

Issuances of Common Stock:

On January 24, 2003, the Company’s Board of Directors adopted a resolution to remove from registration any and all remaining shares of common stock registered under its Form S-8, which have not been issued or reserved for issuance under the Employee Benefit Plan as filed August 23, 2002.

On January 27, 2003, the Company’s Board of Directors adopted a resolution to create the 2003 Employee Benefit Plan. The Company has authorized for registration 25,000,000 shares of its common stock on Form S-8. As of the date of the accompanying financial statements, and under the terms of this Employee Benefit Plan, the Company issued 24,750,000 shares of its common stock to various unrelated third parties for future services. The shares are valued at the Company’s quoted market trading price at each grant date since the shares are deemed fully vested at the grant date and the related expense will be recognized over the term of the respective service agreement. The following provides details of these grants:

On January 1, 2003, 4,000,000 common shares were granted for a six-month service period valued at $0.02 per share based on the closing quoted market trading price or $80,000. All shares were fully vested at the grant date. For the year ended December 31, 2003, the Company recognized $80,000 of consulting expense.

On January 29, 2003, 2,000,000 common shares were granted for a six-month service period valued at $0.02 per share based on the closing quoted market trading price or $40,000. All shares were fully vested at the grant date. For the year ended December 31, 2003, the Company recognized $40,000 of consulting expense.

In February 2003, the Company reached an oral agreement with a former consultant to issue additional common stock under the terms of the initial agreement. In May 2003, the Company issued an additional 250,000 shares of its common stock valued at $0.07 per share based on the closing quoted market trading price or $17,500. All shares were fully vested at the grant date. These shares were issued as part of a settlement with the consultant based on work performed and to be performed. The $17,500 has been recorded as Loss on Settlement in the accompanying Statement of Operations for the year ended December 31, 2003.

On February 8, 2003, 5,100,000 common shares were granted for a one-year service period valued at $0.07 per share based on the closing quoted market trading price or $357,000. All shares were fully vested at the grant date. For the year ended December 31, 2003, the Company recognized $327,750 of website expense and $29,750 was recorded as deferred services in stockholders’ deficiency at December 31, 2003.

On March 1, 2003, 10,000,000 common shares were granted for a six-month service period valued at $0.03 per share based on the closing quoted market trading price or $300,000. All shares were fully vested at the grant date. During the year ended December 31, 2003, the Company recognized $300,000 of consulting expense.

On March 28, 2003, 1,700,000 common shares were granted for a one-year service period valued at $0.038 per share based on the closing quoted market trading price or $64,600. All shares were fully vested at the grant date. During the year ended December 31, 2003, the Company recognized $48,450 of consulting expense and recorded $16,150 as deferred services in stockholders’ deficiency at December 31, 2003.

On July 11, 2003, the Company issued 1,700,000 shares of common stock for consulting services to be rendered. The term of the agreement was for six months. At the date of grant, the shares had a fair value of $0.07 per share based on the closing quoted market trading price or $119,000. All shares were fully vested at the grant date. During the year ended December 31, 2003, the Company recognized $119,000 of consulting expense.

On July 23, 2003, the Board of Directors adopted a resolution to issue up to 30,000,000 shares of common stock in connection with a Regulation “S” offering (amended, see below). On August 4, 2003, the Company issued 10,975,227 shares of common stock under this offering that were sold overseas through an unrelated third party for gross proceeds of $690,087. The unrelated party retained an offering cost equivalent to 91% of gross proceeds totaling $621,079, which was offset against additional paid in capital. The Company received net proceeds of $69,008

On August 10, 2003, the Company issued 1,000,000 shares of common stock and at the date of grant, the shares had a fair value of $0.011 per share based on the closing quoted market trading price or $11,000. The shares were issued in exchange for $11,000 of oil chemical to be used by the Company. As the oil chemical was to be utilized for testing purposes, the Company has recorded the $11,000 as production expense in the accompanying Statement of Operations for the year ended December 31, 2003.

On August 10, 2003, the Company issued 500,000 shares of common stock and at the date of grant, the shares had a fair value of $0.011 per share based on the closing quoted market trading price or $5,500. The shares were issued for $5,500 in cash proceeds.

On August 15, 2003, the Company issued 2,100,000 shares of common stock for consulting services to be rendered. The term of the agreement was for four months. At the date of grant, the shares had a fair value of $0.024 per share based on the closing quoted market trading price or $50,400. All shares were fully vested at the grant date. During the year ended December 31, 2003, the Company recognized $50,400 of consulting expense.

On August 15, 2003, the Company issued 700,000 shares of common stock for consulting services to be rendered. The term of the agreement was for four months. At the date of grant, the shares had a fair value of $0.024 per share based on the closing quoted market trading price or $16,800. All shares were fully vested at the grant date. During the year ended December 31, 2003, the Company recognized $16,800 of consulting expense.

Under the terms of the same Regulation “S” offering discussed previously, during the year ended December 31, 2003, an additional 21,964,530 shares were sold to subscribing investors at an average of $0.055 per share (See Common Stock Issuable below). Gross proceeds were $1,218,387. The unrelated party retained an offering cost equivalent to 88% of gross proceeds totaling $1,076,272 which was offset against additional paid in capital. The Company received net proceeds of $137,065. Subsequently, the Company had offering cost transactions that adjusted the total offering costs by $702 to $1,075,570.

As a result of the Regulation “S” offering discussed above, in total, the Company issued 32,939,757 shares of common stock and recognized $217,323 of net proceeds.

On October 15, 2003, the Company’s Board of Directors adopted a resolution to increase the number of shares allowed to be sold under the terms of the Regulation “S” stock offering to 35,000,000 shares.

Common Stock Issuable:

In December 2003, 8,500,000 of the 21,964,530 shares issued from the Regulation “S” offering were cancelled because the Company had over sold its authorized maximum of 100,000,000 common shares. As a result, the Company has reclassed these shares as issuable (see Note 14 – Subsequent Events). On December 18, 2003, the shareholders of the Company approved an increase in the authorized shares from 100,000,000 to 500,000,000 (See Capital Structure above).

At December 31, 2003, 75,000 shares were issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering described previously. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

Common Stock Cancellations:

On June 30, 2003, the Company cancelled 212,500 shares of its common stock previously issued to a former consultant for non-performance under the terms of the original agreement. The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $21. These shares were properly included and accounted for in the loss per share computation for the periods they were outstanding.

On August 13, 2003, the Company cancelled 2,474,400 shares of its common stock previously issued to a former attorney for non-performance under the terms of the original agreement. The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $247. These shares were properly included and accounted for in the loss per share computation for the periods they were outstanding.

On September 2, 2003, the Company cancelled 200,000 shares of its common stock previously issued to a former consultant for non-performance under the terms of the original agreement. The transaction was treated as a settlement. The shares were returned to the treasury. The transaction was treated as a recapitalization by charging the par value of the common stock and crediting additional paid in capital for $20. These shares were properly included and accounted for in the loss per share computation for the periods they were outstanding.

In December 2003, 8,500,000 of the 21,964,530 shares issued from the Regulation “S” offering were cancelled because the Company had over sold its authorized maximum of 100,000,000 common shares. As a result, the Company has reclassed these shares as issuable (see Note 14 – Subsequent Events). On December 18, 2003, the shareholders of the Company approved an increase in the authorized shares from 100,000,000 to 500,000,000 (See Capital Structure above).

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

9. INCOME TAXES

There was no income tax during 2003 and 2002 due to the Company’s net loss.

The Company’s tax expense differs from the “expected” tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2003	2002
Computed "expected" tax expense (benefit)	$(581,534)	$(941,844)
Non deductible stock based issuances	462,161	916,761
Change in valuation allowance	119,373	25,083

	$--	$--

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2003 are as follows:

Deferred tax assets
Net operating loss	$351,098
Total deferred tax assets	351,098
Valuation allowance	(351,098)

Net deferred tax asset	$--

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $46,579 for the period February 20, 2003 (Inception of development stage) through December 31, 2003 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $351,098 and expire in years through 2023. As discussed previously, on February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to February 20, 2003 will not be allowable and are not included in the above disclosures.

10. LEASE COMMITMENTS

We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by our sole officer/director free of charge (See Note 12 – Related Party Transactions). Usage of this office space and the related value is minimal. Therefore, no expense has been recorded in the accompanying Financial Statements. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

11. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2003.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 6 – Short-Term Debt and Note 12 – Related Party Transactions). As of December 31, 2003 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit. The $149,500 has been recorded as a Loss on Settlement in the accompanying Statement of Operations for the year ended December 31, 2003 and as Due To Related Party in the accompanying Balance Sheet at December 31, 2003 – (See Note 12 – Related Party Transactions).

The Company has included $50,788 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2003. Such amounts are subject to potential federal tax liens.

During 2002, the Company cancelled various consulting contracts due to non-performance and demand was made for the return of these shares to the treasury. As of the issuance date of these Financial Statements, certain shares had been cancelled and returned to the treasury (See Note 8 – Stockholders’ Deficiency).

12. RELATED PARTY TRANSACTIONS

On February 20, 2003, the Company acquired certain oil and gas properties having a value of $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate convertible promissory note. (See Note 5 – Oil and Gas Properties and Property and Equipment and Note 7 – Long-Term Debt)

During the year ended December 31, 2003, the Company’s president and sole director paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions are classified as Loan Payable – Officer (See Note 6 – Short-Term Debt and Note 14 – Subsequent Events).

During the year ended December 31, 2003, the Company’s president and sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand (See Note 4 – Prepaid Acquisition Costs).

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. During the year ended December 31, 2003, the Company accrued $81,000 of expense related to this agreement, composed of $60,000 for compensation and $21,000 for equipment rental fee. In September 2003, $40,500 of the accrual was repaid from proceeds received from the Company’s Regulation “S” stock offering (See Note 8 – Stockholders’ Deficiency). In October and November of 2003, $20,500 was repaid resulting in an accrual balance of $20,000 at December 31, 2003, classified as a component of Due To Related Party in the accompanying Financial Statements.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 6 – Short-Term Debt and Note 11 – Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of December 31, 2003 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit (See Note 11 – Commitments and Contingencies).

At December 31, 2003, the Company owed $411,495 under various promissory notes to a former officer and director of the Company and who is also a principal stockholder. For the year ended December 31, 2003, the Company accrued $28,267 in related interest for this note and has accrued a total of $64,527 in accrued interest as of December 31, 2003 in the accompanying Financial Statements. The obligation is classified as Note Payable – Related Party (See Note 6 – Short-Term Debt and Note 14 – Subsequent Events).

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. (See Note 5 – Oil and Gas Properties and Property and Equipment). Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and sole director. The operator then remits these payments to the Company (See Note 13 – Operating Agreement). At December 31, 2003, the related amount owed the Company is classified as Accounts Receivable – Related Party in the accompanying Financial Statements. In 2004, the Company has discussed with the related party the option of forgoing the collection of the receivable in exchange for production services. Although no agreement has been formally finalized as of the date of these Financial Statements, the entire amount of the receivable may not be collectible by the Company.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our sole officer/director free of charge (See Note 10 – Lease Commitments).

13. OPERATING AGREEMENT

On November 1, 2003, the Company entered into an operating agreement for its oil and gas production activities. The operator is a company controlled by the brother of the Company’s president and sole director (See Note 12 – Related Parties).

The term of the operating agreement is equal to the term of the oil and gas leases held by the Company.

In general, the operator incurs costs which are billed to the Company, and the operator markets and sells oil and collects payments from customers. Such payments are then remitted to the Company.

The operator has a First and preferred lien on the leasehold interests of the Company against any sums due to the Operator by the Company.

14. SUBSEQUENT EVENTS

On January 5, 2004, the Company officially took over the assets and properties of PRI as discussed previously in Note 4 – Prepaid Acquisitions Costs) which will operate as a wholly owned subsidiary of the Company. The Company is in the process of treating the 193 oil wells purchased in the acquisition with their new heavy oil additive. In accordance with the acquisition agreement, the Company will issue $400,000 worth of restricted common stock and a $400,000 convertible debenture to PRI due and payable on December 1, 2005. The convertible debenture terms include an interest rate of 8% per annum and convertible at any time at the option of PRI or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. Effective January 5, 2004, the Company will account for the purchase as an asset acquisition at its fair market under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price including $38,041 of prepaid acquisitions costs (See Note 4 – Prepaid Acquisition Costs) will be allocated to various assets and the results of any operations relating to the acquired assets will be included in the Company’s financial statements from the Acquisition Date of January 5, 2004.

In connection with the PRI acquisition discussed above, the Company will employ PRI’s former president at a salary equal to $5,000 per month, net of payroll taxes.

On January 5, 2004, the $2,000,000 convertible promissory note (See Note 7 – Long-Term Debt) was exchanged for a convertible debenture for the same amount maturing on January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company will recognize this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

On January 5, 2004, The Board of Directors approved the issuance of up to 4,000,000 shares of designated Series A preferred stock (See Note 8 – Stockholders Deficiency regarding preferred stock preferences).

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003 (See Note 6 – Short-Term Debt). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company will treat this as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

On January 5, 2004, the Board approved the issuance of the remaining 500,000 shares of Series A preferred stock to three consultants for services performed in relation to the filing for the Company to become a Business Development Company as discussed below. The 500,000 shares were issued as follows: 200,000 shares to one consultant for $5,000 of services rendered, 200,000 shares to one consultant for $18,000 of services rendered and 100,000 shares to one attorney for $2,500 of legal services rendered.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

In January and February 2004, the Company received $600,000 in gross proceeds from the issuance of convertible debentures. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. $100,000 of the convertible debentures was due and payable on March 14, 2004 and $500,000 was due and payable on December 31, 2005. In accordance with the approval to issue up to 400,000,000 shares becoming effective on January 29, 2004 as mentioned previously, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company on February 5, 2004. As a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). On March 1, 2004, $50,000 of the $500,000 convertible debenture was converted into 5,000,000 shares of common stock at $0.01 (50% of the closing price on March 1, 2004). The remaining $450,000 of the convertible debenture remains outstanding. This convertible debenture is secured by certain oil leases and properties acquired from PRI on January 5, 2004.

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company will recognize this beneficial conversion feature by charging the statement of operations $150,000 for interest expense and $150,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

In January 2004, the 8,500,000 shares previously cancelled were reissued after shareholders approved an increase in the authorized shares of the Company (See Note 8 – Shareholders’ Deficiency).

In January 2004, the Company issued a $30,000 convertible debenture to a consultant for services related to the filing by the Company to become a BDC as mentioned previously. The terms of the convertible debenture include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. On February 5, 2004, the convertible holder elected to convert the entire balance into common shares of the Company and 1,000,000 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company will recognize this beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

In February 2004, the Company announced a financing arrangement with an unrelated third party for a commitment of $5,000,000 and the subsequent receipt of $500,000 under the commitment from Compass Capital Group (“CCG”) for new oil and gas exploration and secondary oil recovery operations on existing Company owned properties and to continue the Company’s strategy of acquiring oil and gas income properties. Additionally, CCG has committed to be an investment banker and advisor for the Company.

In February 2004, the Company announced the acquisition of twelve oil and gas wells in North Central Texas on more than 1,400 productive acres of developed oil and gas reserves. The purchase was from Bend Arch Petroleum, Inc., (“Bend Arch”) which will be a wholly owned subsidiary of the Company. A definitive purchase price has not yet been established and the Company and Bend Arch plan to establish the purchase price by April 30, 2004.

In February 2004, the Company announced the addition of two new outside directors to the Board of Directors as previously authorized (See above and Note 8 – Stockholders’ Deficiency).

In March 2004, the Company determined that 1,000,000 shares had inadvertently been transferred by the Company’s sole officer and director to the former president of PRI (this transfer occurred in 2003). The Company is in the process of having this error corrected and the share transfer will be rescinded and the 1,000,000 common shares returned to the sole officer and director of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of December 31, 2003, are set forth below. The directors hold office for their respective term and until there successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

Directors and Executive Officers

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company as of December 31, 2003.

Name	Age	Position	Years of Service
Charles Bitters	57	President, CEO, Sole Director	2

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The Directors named above will serve until the next annual meeting of the shareholders of the Company in the year 2003. Directors will be elected for one-year terms at each annual shareholder’s meeting.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

BOARD OF DIRECTORS/EXECUTIVE OFFICERS

CHARLES BITTERS is President and sole director of American Energy Production, Inc. Mr. Bitters has over 25 years experience in all phases of the petroleum industry including drilling of oil and gas wells and the stimulation, production and operation of oil and gas wells. Mr. Bitters has been President of the Company since 2001. From 1997 to 2000, he was the Managing Member of Trinity Group, LLC, an oil and gas lease production company. Mr. Bitters holds a Bachelor of Science degree from Tarleton State University.

FAMILY RELATIONSHIPS

Charles Bitters is the father of Amanda Bitters, Sole Director and Officer of Daambr Production Corporation, which owns 8,590,000 shares or 9.2% of our stock.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from Proco Operating Company (“Proco”), a company controlled by the brother of Charles Bitters, the Company’s president and sole director. Proco is also under contract with the Company to act as the operator of the oil and gas leases.

On November 1, 2003, the Company entered into an operating agreement with Proco Operating Company (“Proco”) for its oil and gas production activities. Proco is a company controlled by the brother of the Company’s president and sole director.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers, directors and persons who own more than 10% of the Company’s Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. We believe all filings as required under Section 16(a) of the Exchange Act were properly made.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ending December 31, 2003 and 2002, the compensation awarded or paid by American Energy Production, Inc. to its Chief Executive Officer and any of the executive officers of American Energy whose total salary and bonus exceeded $100,000 US during such year (The “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

				Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)
Charles Bitters	2001	$0	-0-	-0-	-0-	-0-	-0-
CEO, President	2002	$0	-0-	-0-	$250,000	-0-	-0-
And Director	2003	$60,000	-0-	-0-	-0-	-0-	-0-
David Hancock	2001	$70,000	-0-	-0-	-0-	-0-	-0-
Former President	2002	$0	-0-	-0-	-0-	-0-	-0-
And Director	2003	$0	-0-	-0-	-0-	-0-	-0-

There were no grants of Stock Options or of an SAR in 2003.

EMPLOYMENT AGREEMENTS

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. During the twelve months ended December 31, 2003, the Company accrued $81,000 of expense related to this agreement, composed of $60,000 for compensation and $21,000 for equipment rental fee. In September 2003, $40,500 of the accrual was repaid from proceeds received from the Company’s Regulation “S” stock offering. In October and November of 2003, $20,500 was repaid resulting in an accrual balance of $20,000 at December 31, 2003, classified as a component of Due To Related Party in the accompanying Balance Sheet.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of December 31, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

Name and Address	Shares Beneficially Owned Outstanding	Percentage of Shares
Daambr Production Corp.	8,590,000	9.2%
P.O. Box 1136
Mineral Wells, TX 76068
First National Bank of Lubbock	5,375,000	5.8%
P.O. Box 65600-1106
Lubbock, TX 79464-5600
Charles Bitters (3)	137,846	Less than 1%
President, CEO and Chairman
353 South Hackberry Ave
New Braunfels, TX 78130

Total ownership by our	137,846	Less than 1%	s
officers and directors
(one individual)

(1)     Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2)     Based on 93,051,449 shares of our Common Stock issued and outstanding as of December 31, 2003.

(3)     Excludes 1,000,000 shares that were transferred in error to a third party in 2003. The Company is in the process of correcting this error. With these included, ownership for Mr. Bitters and all officers and directors would be 1,137,846 shares or 1.2%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note.

During the year ended December 31, 2003, the Company’s president and sole director paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions are classified as Loan Payable – Officer.

During the year ended December 31, 2003, the Company’s president and sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. During the year ended December 31, 2003, the Company accrued $81,000 of expense related to this agreement, composed of $60,000 for compensation and $21,000 for equipment rental fee. In September 2003, $40,500 of the accrual was repaid from proceeds received from the Company’s Regulation “S” stock offering. In October and November of 2003, $20,500 was repaid resulting in an accrual balance of $20,000 at December 31, 2003, classified as a component of Due To Related Party in the accompanying Financial Statements.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director. The Company’s president and sole director has personally guaranteed the obligation. As of December 31, 2003 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

At December 31, 2003, the Company owed $411,495 under various promissory notes to a former officer and director of the Company and who is also a principal stockholder. For the year ended December 31, 2003, the Company accrued $28,267 in related interest for this note and has accrued a total of $64,527 in accrued interest as of December 31, 2003 in the accompanying Financial Statements. The obligation is classified as Note Payable – Related Party.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and sole director. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company is classified as Accounts Receivable — Related Party in the accompanying Financial Statements. In 2004, the Company has discussed with the related party the option of forgoing the collection of the receivable in exchange for production services. Although no agreement has been formally finalized as of the date of these Financial Statements, the entire amount of the receivable may not be collectable by the Company.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our sole officer/director free of charge.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10- K:

Exhibit	Title	Location
3.1 3.2 3.3 3.4 31.1 31.2 32	Certificate of Amendment to
Articles of Incorporation

Form S-8 Registration Statement
dated January 31, 2003

Form 8-A12G Registration
Statement dated October 10, 2003

Proxy Statement Pursuant to
Section 14(a) dated November 19,
2003

Certification by Principal
Executive Officer

Certification of Principal
Financial Officer

Certifications of Principal
Executive and Financial Officer
	Pursuant to 906	Incorporated by Reference Incorporated by Reference Incorporated by Reference Incorporated by Reference Attached Attached Attached

(b)     Reports on Form 8-K:

We filed no reports on Form 8-K during the last quarter of the period covered by this Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of AMERICAN ENERGY PRODUCTION, INC., in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE
/s/ Charles Bitters Charles Bitters	Principal Executive Officer, Principal Financial Officer, Sole Director	April 1, 2004