Form 10QSB
period 2004-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2004-05-28
CIK 1111391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Commission File #333-52812

AMERICAN ENERGY PRODUCTION, INC.
(Exact name of small business issuer as specified in its charter)

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
Yes [X] No [ ]

The number of shares outstanding of the Company’s common stock outstanding on March 31, 2004: 130,884,782

AMERICAN ENERGY PRODUCTION, INC.
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 — Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 — Controls and Procedures

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 — Changes in Securities

Item 3 — Defaults upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 — Other Information

Item 6 — Exhibits and Reports on Form 8-K

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are our following unaudited financial statements:

Balance Sheet at March 31, 2004

Statements of Operations for the three months ended March 31, 2004 and 2003

Statements of Changes in Stockholders’ Deficiency for the three months ended March 31, 2004

Statements of Cash Flows for the three months ended March 31, 2004 and 2003

Notes to Financial Statements

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
(Unuadited)

ASSETS

March 31, 2004
Current Assets
Cash	$281,614

Total Current Assets	281,614

Oil and gas properties and equipment, net	2,008,607

Other Assets
Prepaid acquisition cost	424,563

Total Other Assets	424,563

Total Assets	$2,714,784

LIABILITIES

Current Liabilities
Cash overdraft	$6,726
Accounts payable	260,937
Due to related party	198,029
Accrued interest payable - current	22,904
Accrued payroll taxes and penalties	52,290
Lease payable	18,153
Notes payable - banks	59,262

Total Current Liabilities	618,301

Convertible debentures	2,300,000
Accrued interest payable - long term	147,397

Total Long Term Liabilities	2,447,397

Total Liabilities	$3,065,698

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet (Continued)
(Unaudited)
Stockholders’ Deficiency

March 31, 2004
Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$400
Common stock, $0.0001 par value, 500,000,000 shares authorized
130,884,782 shares issued and outstanding	13,088
Common stock issuable, $0.0001 par value, 4,620,454 shares	462
Additional paid in capital	13,917,701
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(4,722,074)

(150,914)
Less: Subscription Receivable, 1,818,181 shares	(200,000)

Total Stockholders' Deficiency	(350,914)

Total Liabilities and Stockholders' Deficiency	$2,714,784

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2004 2003		Period from February 20, 2003 (Inception of Development Stage) to March 31, 2004
Oil sales, net	$22,462	$--	$29,110

Operating Expenses
Compensation	30,000	--	91,601
Consulting	104,150	295,521	934,151
Depletion	1,926	--	2,223
Depreciation	19,923	--	48,170
Equipment rental	10,500	--	31,500
General and administrative	47,107	--	95,763
Production	52,472	--	103,832
Professional	61,063	25,000	137,937
Website	29,750	59,500	323,783

Total Operating Expenses	356,891	380,021	1,768,960

Loss from Operations	(334,429)	(380,021)	(1,739,850)

Other Expense
Interest expense	(2,675,750)	(21,962)	(2,808,569)
Payroll tax interest and penalties	(1,501)	(1,501)	(6,655)
Loss on settlement	--	--	(167,000)

Total Other Expense	(2,677,251)	(23,463)	(2,982,224)

Net Loss	$(3,011,680)	$(403,484)	$(4,722,074)

Net Loss Per Share - Basic and Diluted	(0.03)	$(0.01)	$(0.06)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders’ Deficiency
(Unaudited)
Three Months ended March 31, 2004

	Preferred Stock		Common Stock		Common Stock Issuable		Subscription	Additional Paid-In	Accumulated	Deficit Accumulated During Development	Deferred	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stage	Services	Deficiency
BALANCE AT DECEMBER 31, 2003	--	$--	93,051,449	$9,305	8,575,000	$858	$--	$9,907,456	$(9,360,491)	$(1,710,394)	$(45,900)	$(1,199,166)
Common stock issued for conversion of convertible debentures	--	--	23,333,333	2,333	--	--	--	297,667	--	--	--	300,000
Common stock subscribed	--	--	--	--	--	--	(200,000)	--	--	--	--	(200,000)
Interest expense related to convertible debentures beneficial conversion feature	--	--	--	--	--	--	--	2,630,000	--	--	--	2,630,000
Common stock issued and issuable for cash,net of offering costs of $50,000	--	--	5,000,000	500	4,545,454	455	--	499,045	--	--	--	500,000
Common stock that was issuable at 12-31-03	--	--	8,500,000	850	(8,500,000)	(850)	--	--	--	--	--	--
Common stock issued upon conversion of debentures for services	1,000,000	100	--	--	--	29,900	--	--	--	30,000
Preferred stock issued for conversion 3,500,000	350	--	--	--	--	--	528,183	--	--	--	528,533
Preferred stock issued for services	500,000	50	--	--	--	--	--	25,450	--	--	--	25,500
Amortization of deferred services	--	--	--	--	--	--	--	--	--	--	45,900	45,900
Net loss, three months ended March 31, 2004	--	--	--	--	--	--	--	--	--	(3,011,680)	--	(3,011,680)

BALANCE AT MARCH 31, 2004	4,000,000	$400	130,884,782	$13,088	4,620,454	$462	$(200,000)	$13,917,701	$(9,360,491)	$(4,722,074)	$--	$(350,914)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Period from February 20, 2003 (Inception of Development Stage)
	2004	2003	to March 31, 2004
Cash Flows From Operating Activities:
Net loss	$(3,011,680)	$(403,484)	$(4,722,074)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for services	55,500	380,020	822,055
Stock issued for chemical	--	--	11,000
Stock issued in settlement	--	--	17,500
Loss on settlement	--	--	149,500
Interest expense related to convertible
debentures beneficial conversion feature	2,630,000	--	2,630,000
Amortization of deferred services	45,900	--	405,796
Depreciation	19,923	--	48,170
Depletion	1,926	--	2,223
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	6,648	--	0
Increase in accounts payable	11,260	--	20,147
(Decrease) increase in due to related	(22,426)	--	48,529
Increase in accrued interest payable	45,751	21,763	178,581
Increase in accrued payroll taxes payable	l1,502	1,501	6,655

Net Cash Used In Operating Activities	(215,696)	(200)	(381,917)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	(386,522)	--	(424,564)
Purchase of equipment	(16,600)	--	(50,500)
Purchase of oil lease	--	--	(8,500)

Net Cash Used In Investing Activities	$(403,122)	$--	$(483,564)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)

	Three Months Ended March 31,		Period from February 20, 2003 (Inception of Development Stage)
	2004	2003	to December 31, 2003
Cash Flows From Financing Activities:
Officer loan proceeds	--	400	32,070
Repayment of officer loan	--	--	(115)
Loan proceeds - other	--	--	35,000
Repayment of loan proceeds - other	--	--	(37,095)
Proceeds from issuance of convertible debentures	600,000	--	600,000
Proceeds from issuance of common stock,
net of offering costs of $50,000	300,000	--	517,323
Repayment of lease payable	--	(200)	(87)

Net Cash Provided By Financing Activities	900,000	200	1,147,095

Net Increase in Cash	281,182	--	281,614

Cash at Beginning of Period	432	--	--
Cash at End of Period	$281,614	$--	$281,614

Cash interest paid	$45,750	$--	$47,750

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$--	$l2,000,000	$2,000,000
Conversion of note payable to convertible debenture	$2,000,000	$ --	$2,000,000
Conversion of indebtedeness to preferred stock	$528,532	$ --	$528,532
Conversion of convertible debentures to common stock	$300,000	$ --	$300,000

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements

March 31, 2004
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2003 included in the Company’s Form 10-KSB. Beginning with this quarter ended March 31, 2004 the accompanying financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies” since the Company elected to be regulated as a Business Development Company effective January 29, 2004 (see Note 2).

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003 when it acquired certain oil assets and began its new development stage. (See below) Prior to that, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Texas. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets (see Note 5 – Property and Equipment and Note 7 – Long-Term Debt), the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital (See Note 12 – Subsequent Events).

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

Significant Accounting Policies

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) controlled companies if the holdings, directly or indirectly, represent over 25% of the issuer’s voting common stock and (ii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments – other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Through March 31, 2004 the Company has an agreement to acquire a privately held oil company. The closing had not occurred as of March 31, 2004 since the full consideration was not paid and therefore all funds advanced to this entity are included in prepaid acquisition costs on the accompanying balance sheet. The Company also formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment. As of March 31,, 2004 none of the Company’s assets or liabilities had been transferred and therefore the investment in this entity is recorded at its fair market value of zero. Once these investments are made or net assets transferred, the Company will be holding investments in privately held entities for which readily determinable fair values will not exist. The fair value of these investments will be determined in good faith by the Company’s Board of Directors. Due to the inherent uncertainty of these valuations, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

Accounts Receivable – Related Party

Accounts receivable result from the sale of the Company’s products and is reported at net of any allowance for doubtful accounts. The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience. Payment is due upon delivery of the product, unless other arrangements are made. Management reviews the customer accounts on a routine basis to determine if an account should be charged off. Payments from oil sales are remitted by customers, to the operator, who is a related party (See Concentrations of Risk below and Note 10 – Related Party Transactions). The operator then remits these payments to the Company. See Note 11 – Operating Agreement. During the three months ended March 31, 2004, the previous accounts receivable balance of $6,648 had been offset against the amount due to operator for costs and expenses associated with the production and processing of oil and gas. Total due to related party operator at March 31, 2004 was $9,305.

Inventories

Inventories consisting of oil in the lease tanks are anticipated to be carried at lower of cost or market, determined by the average cost method. In the fiscal year ended December 31, 2004, the Company will make a decision on the inventory policy to be used.

Oil and Gas Properties

For oil and gas properties held directly by the Company, the Company uses the successful efforts method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) are capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) are charged to operations. All capitalized costs of oil and gas properties are depleted using the units-of-production method based on total proved reserves.

Property and Equipment

The capitalized cost of support equipment, fixtures and other property and equipment held directly by the Company are depreciated on the straight line basis over a period of five years once they are placed into service.

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

Revenues from the future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies.

Reclassifications

Certain amounts in the three months ended March 31, 2003 financial statements have been reclassified to conform to the 2004 presentation.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $3,011,680 and net cash used in operations of $215,696 for the three months ended March 31, 2004 and a working capital deficiency of $336,687, deficit accumulated during the development stage of $4,722,074 and a stockholders’ deficiency of $350,914 at March 31, 2004. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

We expect continued revenues from our oil and gas property development throughout the remainder of 2004 or until such time that we do not hold any direct oil and gas properties. We expect that future revenues in the near term will consist of any potential unrealized gains on our investment properties and in the long term any potential interest or dividends if the Companies we invest in become profitable. Accordingly, the Company determined that it would be necessary to raise additional capital to carry out the company’s business plan and in January 2004, filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock. In January and February of 2004, the Company received $600,000 of proceeds from the issuance of convertible debentures authorized by the Form 1-E filing (See Note 7 – Long-Term Debt and Note 8 – Stockholders’ Deficiency). In January 2004, the Company secured a $5,000,000 commitment for financing and received an initial $500,000 under the commitment from an unrelated third party. Additionally, in April 2004, the Company secured an additional $10,000,000 commitment for financing from the same unrelated third party discussed above. (See Note 12 – Subsequent Events).

As a result, we believe we will have sufficient resources to cover our working capital requirements for the next twelve months.

4. PREPAID ACQUISITION COSTS

In June 2003, the Company entered into a non-binding Letter of Intent agreement to acquire substantially all of the assets and related liabilities of Production Resources, Inc. (“PRI”). Subsequently, in December 2003, the Company closed the acquisition of PRI and under the terms of the acquisition, the Company acquired substantially all of the assets of PRI in a stock and note exchange, effective January 5, 2004 (See below). The assets include over 1,500 producing acres and 193 existing oil wells fully equipped and capable of producing oil. The purchase price would be $800,000, comprised of $400,000 worth of Company restricted common stock plus $400,000 cash. The cash portion of the purchase price would be subsequently exchanged for a $400,000 two year convertible debenture at an annual interest rate of 8%.

However, as of March 31, 2004, the full consideration had not been paid by the Company and the Company’s attorney’s have advised management that the acquisition had not been consummated and as such, all expenditures made by the Company on behalf of PRI have been recorded as prepaid acquisition costs. At March 31, 2004, $266,945 of such advances are recorded as prepaid acquisition costs in the accompanying balance sheet. Of this amount, $8,000 was paid from personal funds of the Company’s president and sole director (See Note 10 – Related Party Transactions) and the remaining balance was incurred and paid by the Company.

In connection with the PRI acquisition discussed above, the Company will employ PRI’s former president at a salary equal to $5,000 per month, net of payroll taxes, effective with the finalization of the transaction.

The Company anticipates that the transaction will be finalized in June 2004 and the acquisition will be accounted by PRI under the purchase method of accounting pursuant to SFAS No. 141 “Business Combinations” and valued at fair market value at the effective date of acquisition. The purchase price including prepaid acquisitions costs discussed above will be allocated to various assets. The Company will hold the capital stock of PRI as an investment in accordance with the rules of a business development company.

In February 2004, the Company announced the acquisition of twelve oil and gas wells in North Central Texas on more than 1,400 productive acres of developed oil and gas reserves. The Company intends to acquire the net assets in a newly formed wholly controlled affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and hold the capital stock of that affiliate as an investment in accordance with the rules of a business development company. A definitive purchase price has not yet been established and the Company and Bend Arch plan to establish the purchase price by June 2004. At March 31, 2004, the Company had advanced $157,618 of expenditures on behalf of Bend Arch and such expenditures are recorded as prepaid acquisition costs in the accompanying balance sheet.

5. OIL AND GAS PROPERTIES AND PROPERTY AND EQUIPMENT

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the brother (see Note 7 – Long-term Debt and Note 10 – Related Party Transactions) of the Company’s president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting discussed in Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price was allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

The Company has evaluated that the convertible promissory note in accordance with EITF Issue No. 98-5 does not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

On January 5, 2004, the $2,000,000 convertible promissory note (See Note 7 – Long-Term Debt) was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since it was immediately convertible.

(A) Oil and Gas Properties:

Oil and Gas Properties Acquisition costs of proved property consists of oil and gas lease acquisition costs relating to proved, developed, non-producing properties. The cost allocated to the lease was $1,651,000 on the Acquisition Date.

Oil and gas properties were as follows at March 31, 2004:

Oil and gas properties	$1,651,000
Accumulated depletion	(2,223)

$1,648,777

Amortization of these costs into production costs (depletion expense), using the units-of-production method, began when production commenced during 2003. The Company extracted approximately 100 test barrels of saleable oil during the year ended December 31, 2003 and the cost of these barrels was expensed as production costs as they were test barrels. During the three months ended March 31, 2004, the Company extracted 2,605 barrels and sold these to a third party recognizing $22,462 of revenue that is recorded in the accompanying Statement of Operations. Depletion expense for the three months ended March 31, 2004 and March 31, 2003 was $1,926 and $0, respectively.

Payments from oil sales are remitted by customers, to the operator, who is a related party (See Note 10 – Related Party Transactions). The operator then remits these payments to the Company. See Note 11 – Operating Agreement.

(B) Property and Equipment:

Capitalized Costs Relating to Oil and Gas Properties

Certain support equipment and fixtures were acquired as part of the asset acquisition. The portion of the aggregate $2,000,000 purchase price allocated to support equipment and fixtures, based upon the fair market values of such support equipment and fixtures, was $357,500. During the year ended December 31, 2003, the Company acquired $33,900 in additional support equipment and fixtures and for the three months ended March 31, 2004, the Company acquired $16,600 in additional support equipment and fixtures.

Property and equipment were as follows at March 31, 2004:

Support equipment and fixtures	$408,000
Accumulated depreciation	(48,170)

$359,830

The Company began depreciation of the acquired support equipment and fixtures when development commenced during the year ended December 31, 2003. Depreciation expense for the three months ended March 31, 2004 and March 31, 2003 was $19,923 and $0, respectively.

Supplementary Oil and Gas information as of March 31, 2004 (Unaudited):

Proved properties	$1,651,000

Estimated Gross Reserves and Income Data as of March 31, 2004 for United States Properties:

	PROVED
	Developed Non-Producing	Undeveloped	Total Proved
Gross Remaining Reserves
Oil/Condensate - Barrels	2,198,662	-	2,198,662
Gas - MMCF	2,979	-	2,979
Income Data
Future Net Revenue	$59,971,644	-	$59,971,644
Deductions	(22,099,575)	-	(22,099,575)
Future Net Income (FNI)	$37,872,069	-	$37,872,069
Discounted FNI at 10%	$26,777,850	-	$26,777,850

6. SHORT-TERM DEBT

Our short-term debt at March 31, 2004 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum          $ 18,153

On April 16, 2001, the Company leased computer equipment under a 36 month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2004, the balance of principal and related accrued interest outstanding was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. At March 31, 2004, the Company has recorded a total of $4,093 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and sole director occurs. The president of the Company transferred these shares on September 15, 2003. As of March 31, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 9 – Commitments and Contingencies and Note 10 – Related Party Transactions).

Notes payable - Banks
$42,000 bank line of credit, dated December 31, 2001, bearing interest at prime plus 2% (6% at March 31, 2004), due on demand. In Default at March 31, 2004
$41,799
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002
In Default at March 31, 2004	17,463

$59,262

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 is outstanding at March 31, 2004. The interest rate is at prime plus 2% per annum (6% at March 31, 2004) and is due on demand. This line of credit is secured by all present and future equipment of the Company, right of offset against the Company’s bank account and guaranteed by the principal stockholder. At March 31, 2004, the Company has recorded a total of $6,565 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at March 31, 2004.

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at March 31, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. At March 31, 2004, the Company has recorded a total of $8,062 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at March 31, 2004.

Loan Payable – Related party

Beginning in January of 2002 and through December 2003, the Company’s sole officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan is non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable – Related Party below, Note 10 – Related Party Transactions and Note 8 – Stockholders’ Deficiency).

Note Payable – Related Party

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable were payable to a former officer/director of the Company and who is a principal stockholder.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

7. LONG-TERM DEBT

Our long-term debt at March 31, 2004 consisted of the following:

Convertible Debentures:
$2,000,000 Convertible Debenture, dated January 5, 2004, bearing interest at 8%
per annum and due on January 1, 2007	$2,000,000
$300,000 Convertible Debentures, dated February 6, 2004, bearing interest at 8%
per annum and due on December 31, 2005	$300,000

$2,300,000

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 5 – Property and Equipment and Note 10 – Related Party Transactions). The maturity date is July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000. Accrued interest related to the convertible promissory note at march 31, 2004 was $104,877.

On January 5, 2004, the $2,000,000 convertible promissory note was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was recognized at the commitment date it was immediately convertible. Accrued interest under the convertible debenture was $37,699 at March 31, 2004.

In January 2004, the Company received $600,000 in gross proceeds from the issuance of two convertible debentures, one for $100,000 and the other for $500,000. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. $100,000 of the convertible debentures was due and payable on March 14, 2004 and $500,000 was due and payable on December 31, 2005. On February 5, 2004, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company and as a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). The remaining $300,000 of the $500,000 convertible debenture remains outstanding at March 31, 2004. This convertible debenture is secured by certain oil leases and properties acquired from PRI on January 5, 2004. In total, 23,333,333 shares of common stock were issued from the conversion of the convertible debentures discussed above.

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $600,000 for interest expense and the balance sheet $600,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the $30,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

At March 31, 2004, the Company has recorded $148,030 of accrued interest for the convertible debentures outstanding.

8. STOCKHOLDERS’ DEFICIENCY

Capital Structure

We were previously authorized to issue up to 100,000,000 shares of our common stock, $0.0001 par value per share, of which 93,051,449 were issued and outstanding at December 31, 2003. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 authorized share limit. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). At March 31, 2004, 75,000 shares were issuable to a party from an error related to a Regulation “S” offering in 2003 discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. At March 31, 2004, 2003, 4,000,000 preferred shares were issued and outstanding.

Issuances of Preferred Stock:

On January 5, 2004, The Board of Directors approved the issuance of up to 4,000,000 shares of designated Series A preferred stock. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. In February 2004, the Company announced the addition of two new outside directors to the Board of Directors as previously authorized.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003 (See Note 7 – Long-Term Debt). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company will treat this as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

On January 5, 2004, the Board approved the issuance of the remaining 500,000 shares of Series A preferred stock to three consultants for services performed in relation to the filing for the Company to become a Business Development Company as discussed previously. The 500,000 shares were issued as follows: 200,000 shares to one consultant for $5,000 of services rendered, 200,000 shares to one consultant for $18,000 of services rendered and 100,000 shares to one attorney for $2,500 of legal services rendered and charged to operations as of March 31, 2004.

Issuances of Common Stock:

In January 2004, 8,500,000 of previously cancelled shares were reissued with an approved vote to increase the authorized shares (See above).

In January 2004, the Company received $600,000 in gross proceeds from the issuance of two convertible debentures, one for $100,000 and the other for $500,000. On February 5, 2004, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company and as a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004).

In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). The remaining $300,000 of the $500,000 convertible debenture remains outstanding at March 31, 2004.

In total, 23,333,333 shares of common stock were issued from the conversion of the convertible debentures discussed above.

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

In March 2004, the Company determined that 1,000,000 shares had inadvertently been transferred by the Company’s sole officer and director to the former president of PRI (this transfer occurred in 2003). The Company is in the process of having this error corrected and the shares transferred will be rescinded and the 1,000,000 common shares returned to the sole officer and director of the Company.

Common Stock Issuable:

At March 31, 2004, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

Effective March 29, 2004, the Company received a $500,000 commitment to purchase 4,545,454 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party. At March 31, 2004, $300,000 of the commitment was received as cash proceeds and the remaining $200,000 was received in April 2004.

9. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2004.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 6 – Short-Term Debt and Note 10 – Related Party Transactions). As of March 31, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $52,290 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2004. Such amounts are subject to potential federal tax liens.

10. RELATED PARTY TRANSACTIONS

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note. (See Note 5 – Property and Equipment and Note 7 – Long-Term Debt) During the year ended December 31, 2003, the Company’s president and sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand (See Note 4 – Prepaid Acquisition Costs).

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. At December 31, 2003, the accrued balance was $20,000. During the three months ended March 31, 2004, the Company accrued $40,500 of expense related to this agreement, composed of $30,000 for compensation and $10,500 for equipment rental fee resulting in an accrual balance of $60,500 at March 31, 2004, classified as a component of Due To Related Party in the accompanying Financial Statements.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 6 – Short-Term Debt and Note 9 – Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of March 31, 2004, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

On November 1, 2003, the Company entered into an operating agreement for its oil and gas production activities. The operator is a company controlled by the brother of the Company’s president and sole director.

11. OPERATING AGREEMENT

On November 1, 2003, the Company entered into an operating agreement for its oil and gas production activities. The operator is a company controlled by the brother of the Company’s president and sole director (See Note 10 – Related Parties).

        The term of the operating agreement is equal to the term of the oil and gas leases held by the Company. In general, the operator incurs costs which are billed to the Company and the operator markets and sells oil and collects payments from customers. Such payments are then remitted to the Company. The operator has a first and preferred lien on the leasehold interests of the Company against any sums due to the Operator by the Company.

12. SUBSEQUENT EVENTS

In April 2004, the Company announced a financing arrangement with an unrelated third party for a an additional commitment of up to $10,000,000 from Yanzu, Inc. (“Yanzu”) for new oil and gas exploration and secondary oil recovery operations on existing Company owned properties and to continue the Company’s strategy of acquiring oil and gas income properties. The terms of the financing involve restricted shares to be purchased at a price between $.10 and $.18 per share depending on the current share price of the Company’s stock. The stock will be Rule 144 shares with a one-year restriction and no registration rights. When Yanzu has purchased $1 million of the 144 restricted Company stock, they will be granted a seat on the Company’s Board of Directors acquisition committee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-KSB for the year ended December 31, 2003.

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

GENERAL

American Energy Production, Inc. (“American Energy” or the “Company”) is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the Over The Counter Electronic Bulletin Board (“OTCBB”) under the symbol “AMEP”. The Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Texas. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in note 2 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders’ deficiency at March 31, 2004. We had a net loss of $3,011,680 and net cash used in operations of $215,696 for the three months ended March 31, 2004 and a working capital deficiency of $336,687, deficit accumulated during the development stage of $4,722,074 and a stockholders’ deficiency of $350,914 at March 31, 2004. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

RECENT DEVELOPMENTS

In April 2004, we announced a financing arrangement with an unrelated third party for a an additional commitment of up to $10,000,000 from Yanzu, Inc. (“Yanzu”) for new oil and gas exploration and secondary oil recovery operations on existing Company owned properties and to continue the Company’s strategy of acquiring oil and gas income properties. The terms of the financing involve restricted shares to be purchased at a price between $.10 and $.18 per share depending on the current share price of the Company’s stock. The stock will be Rule 144 shares with a one-year restriction and no registration rights. When Yanzu has purchased $1 million of the 144 restricted Company stock, they will be granted a seat on the Company’s Board of Directors acquisition committee.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the evaluation of the beneficial conversion feature in convertible debentures, the valuation of the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used and investments. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the three months ended March 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent auditors’ reports to our financial statements for the year ended December 31, 2003 and December 31, 2002, include an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations, working capital deficiency and default on our convertible debentures raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock in non-cash transactions during the three months ended March 31, 2004. For these issuances, valuation was determined based upon the stock closing price on the date of grant.

EVALUATION OF BENEFICIAL CONVERSION FEATURE IN CONVERTIBLE DEBENTURES

In accordance with EITF Issue 98-5, the Company has evaluated that the issuance of several convertible debentures during the three months ended March 31, 2004 has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,630,000 for interest expense and $2,630,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of oil and gas leases and property and equipment, no impairment charge has been recorded for the three months ended March 31, 2004.

ESTIMATE OF RESERVES OF OIL AND GAS

Gross future net revenue of the non-producing oil and natural gas reserves after deductions and discounted future net income (“FNI”) were determined by utilizing an oil and natural gas reserve report by an independent petroleum engineer with deductions and a discounted FNI value of 10%.

INVESTMENTS

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) controlled companies if the holdings, directly or indirectly, represent over 25% of the issuer’s voting common stock and (ii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments – other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Through March 31, 2004 the Company has an agreement to acquire a privately held oil company. The closing had not occurred as of March 31, 2004 since the full consideration was not paid and therefore all funds advanced to this entity are included in prepaid acquisition costs on the accompanying balance sheet. The Company also formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment. As of March 31,, 2004 none of the Company’s assets or liabilities had been transferred and therefore the investment in this entity is recorded at its fair market value of zero. Once these investments are made or net assets transferred, the Company will be holding investments in privately held entities for which readily determinable fair values will not exist. The fair value of these investments will be determined in good faith by the Company’s Board of Directors. Due to the inherent uncertainty of these valuations, these estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

RESULTS OF OPERATIONS

Financial Analysis of the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003
Oil sales, net	$22,462	$--
Operating Expenses
Compensation	30,000	--
Consulting	104,150	295,521
Depletion	1,926	--
Depreciation	19,923	--
Equipment rental	10,500	--
General and administrative	47,107	--
Production	52,472	--
Professional	61,063	25,000
Website	29,750	59,500
Total Operating Expenses	356,891	380,021

Loss from Operations	(334,429)	(380,021)

Other Expense
Interest expense	(2,675,750)	(21,962)
Payroll tax interest and penalties	(1,501)	(1,501)
Loss on settlement	--	--

Total Other Expense	(2,677,251)	(23,463)
Net Loss	$(3,011,680)	$(403,484)

Revenue:

Operating revenue increased $22,462, or 100%, to $2,462 for the three months ended March 31, 2004 from zero for the three months ended March 31, 2003. The increase was primarily the result of the fact that the Company entered a new development stage on February 20, 2003, as the result of the acquisition of certain oil and gas assets. Until February 20, 2003, the Company was actively seeking oil and gas leases for acquisition and operation and had no sales.

Operating Expenses:

Operating expenses decreased $23,130, or 6.1% to $356,891 for the three months ended March 31, 2004 from $380,021 for the three months ended March 31, 2003. The decrease was primarily the result of a $191,371 decrease in consulting offset by increases in production expenses, general and administration, depletion and depreciation. The decrease consulting was primarily that in 2003, the company issued significantly more common stock for consulting services than in 2004. The increase in production expenses, general and administrative, depletion and depreciation reflects the fact that the Company has entered a new development stage with the acquisition of certain oil and gas assets.

Other Expense:

Other expense increased $2,653,289, or 11,311% to $2,677,251 for the three months ended March 31, 2004 from $23,463 for the three months ended March 31, 2003. In accordance with EITF Issue 98-5, the Company has evaluated that the issuance of several convertible debentures during the three months ended March 31, 2004 has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,630,000 for interest expense and $2,630,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

Liquidity and Capital Resources

Cash and cash equivalents were $281,614 at March 31, 2004 as compared to $432 at December 31, 2003, and working capital deficit was $336,687 at March 31, 2004 as compared to $1,147,830 at December 31, 2003. The increase in cash was primarily the result of the Company receiving $600,000 of proceeds from the issuance of convertible debentures during the three months ended March 31, 2004. The reduction in the working capital deficit from December 31, 2003 was primarily the result of the conversion of $528,532 of indebtedness into preferred stock.

Operating Activities: Net cash used in operating activities was $215,696 for the three months ended March 31, 2004 while cash that was used in operating activities was $200 for the three months ended March 31, 2003. The increase in cash used in operations resulted primarily due to the fact of increases in accrued interest, accounts payable and accrued payroll taxes.

Investing Activities: Cash used in investing activities was $403,122 for the three months ended March 31, 2004 and there were no investing cash flow activities during the three months ended March 31, 2003. The increase in cash used in investing activities was from $386,522 of prepaid acquisition costs and $16,600 of purchase for equipment.

Financing Activities Cash flows provided by financing activities was $900,000 for the three months ended March 31, 2004 while cash provided by financing activities was $200 for the three months ended March 31, 2003. The increase in cash provided by financing activities was primarily due to $600,000 of cash proceeds received by the Company from the issuance of convertible debentures and $300,000 of cash proceeds, net of $50,000 of offering costs, from the sale of common stock.

Short-Term Debt

Our short-term debt at March 31, 2004 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum          $ 18,153

On April 16, 2001, the Company leased computer equipment under a 36 month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2004, the balance of principal and related accrued interest outstanding was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. At March 31, 2004, the Company has recorded a total of $4,093 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and sole director occurs. The president of the Company transferred these shares on September 15, 2003. As of March 31, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 9 – Commitments and Contingencies and Note 10 – Related Party Transactions).

Notes payable – Banks
$42,000 bank line of credit, dated December 31, 2001, bearing interest at prime plus 2% (6% at March 31, 2004), due on demand. In Default at March 31, 2004
$41,799
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002
In Default at March 31, 2004	17,463
$59,262

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 is outstanding at March 31, 2004. The interest rate is at prime plus 2% per annum (6% at March 31, 2004) and is due on demand. This line of credit is secured by all present and future equipment of the Company, right of offset against the Company’s bank account and guaranteed by the principal stockholder. At March 31, 2004, the Company has recorded a total of $6,565 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at March 31, 2004.

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at March 31, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. At March 31, 2004, the Company has recorded a total of $8,062 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at March 31, 2004.

Loan Payable – Related party

Beginning in January of 2002 and through December 2003, the Company’s sole officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan is non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable – Related Party below, Note 10 – Related Party Transactions and Note 8 – Stockholders’ Deficiency).

Note Payable – Related Party

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable were payable to a former officer/director of the Company and who is a principal stockholder.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

LONG-TERM DEBT

Our long-term debt at March 31, 2004 consisted of the following:

Convertible Debentures:
$2,000,000 Convertible Debenture, dated January 5, 2004, bearing interest at 8%
per annum and due on January 1, 2007	$2,000,000
$300,000 Convertible Debentures, dated February 6, 2004, bearing interest at 8%
per annum and due on December 31, 2005	$300,000

$2,300,000

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 5 – Property and Equipment and Note 10 – Related Party Transactions). The maturity date is July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000. Accrued interest related to the convertible promissory note at march 31, 2004 was $104,877.

On January 5, 2004, the $2,000,000 convertible promissory note was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was recognized at the commitment date it was immediately convertible. Accrued interest under the convertible debenture was $37,699 at March 31, 2004.

In January 2004, the Company received $600,000 in gross proceeds from the issuance of two convertible debentures, one for $100,000 and the other for $500,000. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. $100,000 of the convertible debentures was due and payable on March 14, 2004 and $500,000 was due and payable on December 31, 2005. On February 5, 2004, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company and as a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). The remaining $300,000 of the $500,000 convertible debenture remains outstanding at March 31, 2004. This convertible debenture is secured by certain oil leases and properties acquired from PRI on January 5, 2004. In total, 23,333,333 shares of common stock were issued from the conversion of the convertible debentures discussed above.

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $600,000 for interest expense and the balance sheet $600,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the $30,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized at the commitment date since they were immediately convertible.

At March 31, 2004, the Company has recorded $148,030 of accrued interest for the convertible debentures outstanding.

Equity Financing

Effective March 29, 2004, the Company received a $500,000 commitment to purchase 4,545,464 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party. At March 31, 2004, $300,000 of the commitment was received as cash proceeds and the remaining $200,000 was received in April 2004.

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

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business and the approval by our stockholders of an amendment to our certificate of incorporation increasing the number of shares of common stock we are authorized to issue. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

Contractual Obligations and Commercial Commitments

The following table highlights, as of March 31, 2004, our contractual obligations and commitments by type and period:

      Payments Due by Period

Contractual Obligations	Total		Less Than 1 year	1-3 years	4-5 years	After 5 years

Short-Term Debt:	--		--	--	--	--
Bank Loans	$18,353		$18,353	$--	$--	$ --
Loan Payable-Related Party	59,262		59,262	--	--	--

Total Short-Term Debt	$77,615		$77,615	$--	$--	$ --

Long-Term Debt:
Convertible Debentures	$2,300,000	$		$300,000	$2,000,000	--
Accrued Interest Payable	147,397		--	4,822	142,575	--

Total Long-Term Debt	$2,447,397		$--	$304,822	$2,142,575	$ --

Total Debt	$2,525,012		$77,615	$304,822	$2,142,575	$ --

Recent Accounting Developments

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” which as an interpretation defines when and who consolidates a “variable interest entity,” or “VIE.”  This new consolidation model applies to entities (i) where the equity investors (if any) do not have a controlling financial interest, or (ii) whose equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties and requires additional disclosures for all enterprises involved with the VIE.  FIN 46 is effective during 2003 depending on when the VIE is created.  We do not believe that the adoption of FIN 46 will have a significant impact on our financial position and results of operations.

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

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150 (SFAS 150), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” It establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of FAS 150 did not have a significant impact on our financial position and results of operations.

2004 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management.

Item 3. Evaluation of Disclosure Controls and Procedures.

Charles Bitters, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Pursuant to the Instructions on Part II of the Form 10-Q, Items 1, 3, and 5 are omitted.

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2004.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director. As of March 31, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $52,290 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2004. Such amounts are subject to potential federal tax liens.

Item 2. Changes in Securities

On January 5, 2004, The Board of Directors approved the issuance of up to 4,000,000 shares of designated Series A preferred stock. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. In February 2004, the Company announced the addition of two new outside directors to the Board of Directors as previously authorized.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003 (See Note 7 – Long-Term Debt). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company will treat this as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

On January 5, 2004, the Board approved the issuance of the remaining 500,000 shares of Series A preferred stock to three consultants for services performed in relation to the filing for the Company to become a Business Development Company as discussed previously. The 500,000 shares were issued as follows: 200,000 shares to one consultant for $5,000 of services rendered, 200,000 shares to one consultant for $18,000 of services rendered and 100,000 shares to one attorney for $2,500 of legal services rendered and charged to operations as of March 31, 2004.

Issuances of Common Stock:

In January 2004, 8,500,000 of previously cancelled shares were reissued with an approved vote to increase the authorized shares (See above).

In January 2004, the Company received $600,000 in gross proceeds from the issuance of two convertible debentures, one for $100,000 and the other for $500,000. On February 5, 2004, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company and as a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004).

In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). The remaining $300,000 of the $500,000 convertible debenture remains outstanding at March 31, 2004.

In total, 23,333,333 shares of common stock were issued from the conversion of the convertible debentures discussed above.

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

In March 2004, the Company determined that 1,000,000 shares had inadvertently been transferred by the Company’s sole officer and director to the former president of PRI (this transfer occurred in 2003). The Company is in the process of having this error corrected and the shares transferred will be rescinded and the 1,000,000 common shares returned to the sole officer and director of the Company.

Common Stock Issuable:

At March 31, 2004, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

Effective March 29, 2004, the Company received a $500,000 commitment to purchase 4,545,454 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party. At March 31, 2004, $300,000 of the commitment was received as cash proceeds and the remaining $200,000 was received in April 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

Exhibit Description
10.1	Asset and Stock Purchase Agreement dates as of January 1, 2003, by and among American Energy Production, Inc., Earl R. Walker and Production Resources, Inc.

10.2	8% Convertible Debenture agreement due January 1, 2007, by and among American Energy Production, Inc. and Proco Operating Company, Inc.

10.3	8% Convertible Debenture agreement due March 14, 2004, by and among American Energy Production, Inc. and Kentan, Ltd.

10.4	8% Convertible Debenture agreement due December 31, 2005, by and among American Energy Production, Inc. and Kentan, Ltd.

10.5	8% Convertible Debenture agreement due December 31, 2005, by and among American Energy Production, Inc. and Production Resources, Inc.

10.6	8% Convertible Debenture agreement due December 31, 2004, by and among American Energy Production, Inc. and Javelin Holdings, Inc.

31.1	Certification by Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Principal Executive and Financial Officer Pursuant to 906

(b)     Reports on Form 8-K.

None

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE /s/______________________________________ Charles Bitters	TITLE Principal Executive Officer, Principal Financial Officer, Sole Director	DATE May 28, 2004