Form 10QSB
period 2004-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2004-08-16
CIK 1111391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

Commission File #333-52812

AMERICAN ENERGY PRODUCTION, INC.
(Exact name of small business issuer as specified in its charter)

TEXAS
(State or other jurisdiction of incorporation or organization)

74-2945581
(IRS Employer Identification Number)

6073 Hwy 281 South, Mineral Wells, TX 76067
(Address of principal executive offices)(Zip Code)

(210)410-8158
(Registrant’s telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

The number of shares outstanding of the Company’s common stock outstanding on August 13, 2004: 198,621,144

AMERICAN ENERGY PRODUCTION, INC.
FORM 10-Q

Table of Contents

PART	I	-	FINANCIAL INFORMATION
Item	1	-	Financial Statements	3
Item	2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item	3	-	Controls and Procedures	36
PART	II	-	OTHER INFORMATION
Item	1	-	Legal Proceedings	36
Item	2	-	Changes in Securities	37
Item	3	-	Defaults upon Senior Securities	39
Item	4	-	Submission of Matters to a Vote of Security Holders	39
Item	5	-	Other Information	39
Item	6	-	Exhibits and Reports on Form 8-K	39
		-	SIGNATURES	40

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are our following unaudited financial statements:

Balance Sheet at June 30, 2004

Statements of Operations for the three and six months ended June 30, 2004 and 2003

Statements of Changes in Stockholders’ Equity (Deficiency) for the six months ended June 30, 2004

Statements of Cash Flows for the six months ended June 30, 2004 and 2003

Notes to Financial Statements

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
(Unuadited)

ASSETS	June 30, 2004
Current Assets
Cash	$204,674
Accounts receivable - related party	3,484

Total Current Assets	208,158

Oil and gas properties and equipment, net	--

Investments:
Prepaid acquisition cost	--
Investments in and advances to affiliates - wholly-owned	1,775,722

Total Investments	1,775,722

Total Assets	$1,983,880

LIABILITIES
Current Liabilities
Cash overdraft	$6,726
Accounts payable	252,354
Due to related parties	222,797
Accrued interest payable - current	28,218
Accrued payroll taxes and penalties	53,791
Lease payable	18,153
Notes payable	17,463
Loan payable - officer	--
Note payable - related party	--

Total Current Liabilities	599,503

Convertible note payable	--
Convertible debentures, net of discount	146,429
Accrued interest payable - long term	109,699

Total Long Term Liabilities	256,128

Total Liabilities	$855,630

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet (Continued)
(Unaudited)

Stockholders' Equity	June 30, 2004
Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$400
Common stock, $0.0001 par value, 500,000,000 shares authorized
192,121,144 shares issued and outstanding	19,212
Common stock issuable, $0.0001 par value, 75,000 shares	8
Additional paid in capital	16,185,026
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(5,713,905)

1,130,250
Less: Subscription Receivable	(2,000)

Total Stockholders' Equity	1,128,250

Total Liabilities and Stockholders' Equity	$1,983,880

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from February 20, 2003 (Inception of Development Stage)
	2004	2003	2004	2003	to June 30, 2004
Oil sales, net	$17,548	$--	$40,010	$--	$46,658

Operating Expenses
Compensation	510,995	--	540,995	--	602,596
Consulting	101,784	354,275	205,934	649,796	1,035,934
Depletion	1,764	--	3,690	--	3,987
Depreciation	22,180	--	42,103	--	70,350
Equipment rental	10,500	--	21,000	--	42,000
General and administrative	(7,793)	--	39,314	13,781	87,970
Production	38,891	--	91,363	--	142,723
Professional	42,500	28,364	103,562	39,583	180,436
Website	(1,200)	89,250	28,550	148,750	322,583

Total Operating Expenses	719,620	471,889	1,076,510	851,910	2,488,579

Loss from Operations	(702,071)	(471,889)	(1,036,500)	(851,910)	(2,441,921)

Other Expense
Gain on settlement of debt	11,799	--	11,799	--	11,799
Interest expense	(300,057)	(39,057)	(2,975,808)	(59,518)	(3,108,626)
Payrol tax expense and penalties	(1,501)	(1,501)	(3,002)	(4,503)	(8,157)
Loss on settlement	--	(14,583)	--	(14,583)	(167,000)

Total Other Expense	(289,760)	(55,141)	(2,967,011)	(78,604)	(3,271,984)

Net Loss	$(991,831)	$(527,030)	$(4,003,511)	$(930,514)	$(5,713,905)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)	$(0.06)

Weighted average Shares	163,864,102	65,383,207	137,033,783	64,179,738	99,020,042

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficiency)
(Unuadited)
Six Months ended June 30, 2004

	Preferred Stock Shares Amount		Common Stock Shares Amount		Common Stock Issuable Shares Amount		Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Accumulated During Development Stage	Deferred Services	Total Stockholders' Equity Deficiency

BALANCE AT DECEMBER 31, 2003	--	$--	93,051,449	$9,305	8,575,000	$858	$--	$9,907,456	$(9,360,491)	$(1,710,394)	$(45,900)	$(1,199,166)
Common stock issued for conversion of
convertible debentures	--	--	64,833,333	6,483	--	--	--	708,517	--	--	--	715,000
Common stock issued for subscription receivable	--	--	200,000	20	--	--	(2,000)	1,980	--	--	--	--
Interest expense related to convertible
debentures beneficial conversion feature	--	--	--	--	--	--	--	3,280,000	--	--	--	3,280,000
Common stock issued for cash,
net of offering costs of $62,500	--	--	18,836,362	1,884	--	--	--	687,616	--	--	--	689,500
Common stock that was issuable at 12-31-03	--	--	8,500,000	850	(8,500,000)	(850)	--	--	--	--	--	--
Common stock issued upon conversion
of debentures for services	--	--	1,000,000	100	--	--	--	29,900	--	--	--	30,000
Common stock issued in exchange for chemical	--	--	700,000	70	--	--	--	25,930	--	--	--	26,000
Common stock issued for acquisition	--	--	5,000,000	500	--	--	--	399,500	--	--	--	400,000
Preferred stock issued for conversion of debt	3,500,000	350	--	--	--	--	--	528,182	--	--	--	528,532
Compensation expense in excess of debt to officer	--	--	--	--	--	--	--	480,995	--	--	--	480,995
Preferred stock issued for services	500,000	50	--	--	--	--	--	134,950	--	--	--	135,000
Amortization of deferred services	--	--	--	--	--	--	--	--	--	--	45,900	45,900
Net loss, six months ended June 30, 2004	--	--	--	--	--	--	--	--	--	(4,003,511)	--	(4,003,511)

BALANCE AT JUNE 30, 2004	4,000,000	$400	192,121,144	$19,212	75,000	$8	$(2,000)	$16,185,026	$(9,360,491)	$(5,713,905)	$--	$1,128,250

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30 2004 2003		Period from February 20, 2003 (Inception of Development Stage) to June 30, 2004
Cash Flows From Operating Activities:
Net loss	$(4,003,511)	$(930,514)	$(5,713,905)
Adjustments to reconcile net loss to
net cash used in operations:
Stock issued for debt and services	165,000	838,138	931,555
Stock issued for chemical	26,000	--	37,000
Stock issued in settlement	--	14,583	17,500
Gain on settlement of debt	(11,799)	--	(11,799)
Loss on settlement	--	--	149,500
Interest expense related to convertible
debentures beneficial conversion feature	2,891,429	--	2,891,429
Compensation expense in excess of debt
to officer	480,995	--	480,995
Amortization of deferred services	45,900	--	405,796
Depreciation	42,103	--	70,350
Depletion	3,690	--	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	6,648	--	0
Increase in accounts payable	2,679	3,782	11,566
Decrease in due to related party	2,342	--	73,296
Increase in accrued interest payable	84,379	60,809	217,209
Increase in accrued payroll taxes payable	3,003	3,002	8,156

Net Cash Used In Operating Activities	(261,143)	(10,200)	(427,365)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	38,041	--	(0)
Purchase of equipment	(106,435)	--	(140,335)
Prepaid advances to affiliates	(975,722)	--	(975,722)
Purchase of oil lease	--	--	(8,500)

Net Cash Used In Investing Activities	$(1,044,115)	$--	$(1,124,557)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)

	Six Months Ended June 30 2004 2003		Period from February 20, 2003 (Inception of Development Stage) to December 31, 2003
Cash Flows From Financing Activities:
Proceeds for note payable - officer	--	10,400	32,070
Repayment of officer loan	--	--	(115)
Proceeds from loan - other	--	--	35,000
Repayment of loan proceeds - other	(30,000)	--	(67,095)
Proceeds from issuance of convertible
debetures	850,000	--	850,000
Proceeds from issuance of
common stock, net of offering costs
of $62,500	689,5000	--	906,823
Repayment of lease payable	--	(200)	(87)

Net Cash Provided By Financing Activities	1,509,500	10,200	1,756,596

Net Increase in Cash	204,242	(0)	204,674
Cash at Beginning of Period	432	--	--

Cash at End of Period	204,674	(0)	204,674

Cash interest paid	$84,379	$--	$86,379

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible
note payable	2,000,000	$2,000,000	--
Conversion of note payable to convertible
debtenture	2,000,000	--	2,000,000
Conversion of indebtedeness to preferred	528,532	--	528,532
Conversion of convertible debentures to
common stock	715,000	--	715,000
Asset acquisition paid with convertible
debenture and stock	800,000	--	800,000
Common stock issued for subscription
receivble	2,000	--	2,000
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	2,074,498	--	2,074,498
Convertible debenture	2,000,000	--	2,000,000
Accrued interest payable	71,014	--	71,014
Net receivable from transfer of assets
and liabilities	3,484	--	3,484

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)

Notes to Financial Statements
June 30, 2004

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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments discussed below) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage. (See below) On June 15, 2004, the Company exited its direct activities in the oil and gas business by transferring its oil and gas assets and certain related liabilities to its wholly-owned investee, Bend Arch Petroleum, Inc. Operating as a Business development Company, the Company now provides significant managerial assistance to its wholly-owned investees who are engaged in the oil and gas business. Previously, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Texas. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil, seeking capital, registering as a business development company, and restructuring, including the disposition of certain assets and liabilities, in order to operate as a business development company.

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

Significant estimates in the fiscal year 2004 include the valuation of our investment in our investees, valuation stock based issuances for employee and non-employee services or debt settlements, depreciable and depletable useful lives of property and equipment up until the date of disposition,, the evaluation of whether our assets are impaired, valuation of warrants issued with debt and the related beneficial conversion feature, and the valuation allowance for deferred tax assets.

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) wholly-owned companies if holdings, directly or indirectly, represent 100% of the issuer’s voting common stock, (ii) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer’s voting common stock, (iii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer’s voting common stock and (iv) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments – other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company and effective April 1, 2004, the Company also formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment (See Note 4 — Investments in and Advances to Affiliates). Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost at June 30, 2004. Going forward, the fair value of these investments will be determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the three and six month periods ended June 30, 2004

Revenue Recognition

The Company previously sold crude oil under short-term agreements at prevailing market rates. Revenue from oil sales is recognized at the point of sale, that is, when oil is extracted from the tanks. Generally this is the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectibility is reasonably assured. Effective as of June 15, 2004, the Company will no longer directly recognize any revenues from oil and gas activities.

Revenues from the current and future activities as a business development company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies.

Concentrations

We are currently operating as a business development company and maintain investments in two wholly-owned investees. Accordingly, our only source of revenues will be any interest or dividends received from these investments, any unrealized gains from the valuation of these investees or any realized gains from any disposition of these investees. Currently, we are the investee’s only source of funding other than any funding that they may derive from their operations. These investees are also in a development stage and operating with net losses. Should we be unable to provide further funding to these investees, the success of their operations, and ultimately, our operations, may be at risk.

Reclassifications

Certain amounts in the three months ended June 30, 2003 financial statements have been reclassified to conform to the 2004 presentation.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $4,003,511 and net cash used in operations of $261,143 for the six months ended June 30, 2004 and a working capital deficiency of $391,345 and a deficit accumulated during the development stage of $5,713,905 at June 30, 2004. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

In January, February and May of 2004, the Company received $850,000 of proceeds from the issuance of convertible debentures authorized by the Form 1-E filing (See Note 6 – Long-Term Debt and Note 7 – Stockholders’ Deficiency).

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

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES

In June 2003, the Company entered into a non-binding Letter of Intent agreement to acquire substantially all of the assets and related liabilities of Production Resources, Inc. (“PRI”) with an option to acquire the outstanding voting common stock of PRI. The purchase price was $800,000 consisting of a $400,000 promissory note and $400,000 worth of Company common stock. The closing of the acquisition of PRI was scheduled to be effective on January 5, 2004, however, since several conditions precedent to closing, including the payment by the Company of the consideration, were not satisfied, the closing was delayed. The assets of PRI include over 1,500 producing acres and 193 existing oil wells fully equipped and capable of producing oil.

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a business development company; the $800,000 purchase price for the capital stock of PRI has been recorded as a component of Investment in and advances to affiliate – wholly-owned. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount has been reclassed as a component of the Investment in and advances to affiliate – wholly-owned in the accompanying balance sheet.

At June 30, 2004, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,166,598. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. Going forward, the fair value of this investment will be determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

As of June 30, 2004, the Company had made $609,124 of advances on behalf of its wholly-owned and controlled affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as a component of Investment in and advances to affiliates-wholly-owned, in the accompanying balance sheet.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 6 – Long-term Debt and Note 9 – Related Party Transactions) of the Company’s president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

The Company had evaluated that the convertible promissory note in accordance with EITF Issue No. 98-5 did not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

On January 5, 2004, the $2,000,000 convertible promissory note (See Note 6 – Long-Term Debt) was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and conversion at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert.

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below)

On June 15, 2004, the Company assigned $2,074,498 of oil and gas properties securing the $2,000,000 convertible debenture to Bend Arch. Accordingly, the Company transferred the $2,000,000 convertible debenture and $77,589 of accrued interest to Bend Arch on June 15, 2004.

5. SHORT-TERM DEBT

Our short-term debt at June 30, 2004 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153

On April 16, 2001, the Company leased computer equipment under a 36 month lease that was accounted for as a capital lease in the amount of $21,238 and at June 30, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. At June 30, 2004, the Company has recorded a total of $4,434 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and sole director occurs. The president of the Company transferred these shares on September 15, 2003. As of June 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 8 – Commitments and Contingencies and Note 9 – Related Party Transactions).

Notes payable – Banks

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at
default rate of 18% per annum, due March 11, 2002. In Default at June 30, 2004	$17,463

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at June 30, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. At June 30, 2004, the Company has recorded a total of $8,652 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at June 30, 2004.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 was recorded as a gain on settlement of debt in the statement of operations.

Loans and Note Payable Settlement with Related Party

Beginning in January of 2002 and through December 2003, the Company’s sole officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See below and Note 7 – Stockholders’ Deficiency).

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable had been payable to a former officer/director of the Company and who is a principal stockholder and had been transferred to the current president in a private transaction.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by charging additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares which was based on the quoted trade price per share of $0.09 on the settlement date.

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

6. LONG-TERM DEBT

Our long-term debt at June 30, 2004 consisted of the following:

Convertible Debentures:

$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per
annum and due on December 1, 2005	$135,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000

(388,571)

Less: Debt discount	$146,429

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $135,000 of the $250,000 convertible debenture remains outstanding at June 30, 2004. In July and August 2004, the remaining $135,000 was converted into 2,500,000 shares of common stock at $0.01 per share (50% of the closing share price)

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $250,000 for interest expense and $250,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized as of June 30, 2004 since they were immediately convertible and a substantial portion was converted as of June 30, 2004.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Note 4 – Investment in and Advances to Affiliates). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding at June 30, 2004.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. At June 30, 2004, the Company has recorded $11,428 of amortization of the debt discount for the period from June 15 through June 30, 2004 and has recorded this amount as interest expense in the statement of operations.

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 9 – Related Party Transactions). The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

On January 5, 2004, the $2,000,000 convertible promissory note was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below)

On June 15, 2004, the Company assigned the oil and gas properties secured by the $2,000,000 convertible debenture to its wholly-owned affiliate Bend Arch. Accordingly, the $2,000,000 convertible debenture along with $77,589 of accrued interest was transferred to Bend Arch on June 15, 2004 (See Note 4 — Investments in and Advances to Affiliates).

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

On February 5, 2004, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company and as a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). In May 2004, the remaining $300,000 of convertible debenture was converted into 30,000,000 shares of common stock at $0.01 per share (50% of the closing price).

In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $600,000 for interest expense and the balance sheet $600,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since they were fully converted as of June 30, 2004.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the $30,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since they were fully converted as of June 30, 2004.

At June 30, 2004, the Company has recorded $109,699 of accrued interest for the convertible debentures outstanding.

7. STOCKHOLDERS’ DEFICIENCY

Capital Structure

We were previously authorized to issue up to 100,000,000 shares of our common stock, $0.0001 par value per share, of which 93,051,449 were issued and outstanding at December 31, 2003. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 authorized share limit. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). At June 30, 2004, 192,121,144 shares were outstanding and 75,000 shares were issuable to a party from an error related to a Regulation “S” offering in 2003 discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. At June 30, 2004, 4,000,000 preferred shares were issued and outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003. (See Note 6)The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

In accordance with APB 26, paragraph 20 and Practice Alert Bulletin 2000-1, the Company has evaluated that the $480,995 excess of the value of the preferred stock, which was computed based on the conversion ratio and quoted trade price of the common stock on the settlement date, over the debt, qualified as compensation expense and was recorded as such as of June 30, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

On January 5, 2004, the Board approved the issuance of the remaining 500,000 shares of Series A preferred stock to three consultants for services performed in relation to the filing for the Company to become a Business Development Company as discussed previously. The 500,000 shares were issued as follows: 200,000 shares to one consultant for consulting services rendered, 200,000 shares to one consultant for consulting services rendered and 100,000 shares to one attorney for legal services rendered.

In accordance with FAS 123, the Company has valued the preferred stock, based on the conversion rate and quoted trade price of the common stock on the grant date, at $135,000 which is recorded in operations in the six months ended June 30, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

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

In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). In April and May 2004, the remaining $300,000 of convertible debenture was converted into 30,000,000 shares of common stock at $0.01 (50% of the closing price).

In total, 53,333,333 shares of common stock were issued from the conversion of the convertible debentures discussed above.

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

Effective March 29, 2004, the Company received a $500,000 commitment to purchase 4,545,454 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party. At March 31, 2004, $300,000 of the commitment was received as cash proceeds and the remaining $200,000 was received in April 2004. In May 2004, the 4,545,454 shares of common stock were issued to the investor.

In March 2004 the Company issued 5,000,000 shares of common stock at $0.01 per share for $50,000 of proceeds.

In April 2004, the Company issued 5,000,000 shares of common stock at $0.01 per share to an investor for $50,000 of cash proceeds.

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. On May 17, 2004, $30,000 of the convertible debenture was converted into 3,000,000 shares of common stock at $0.01 per share (50% of the closing share price). On June 10, 2004, $85,000 of the convertible debenture was converted into 8,500,000 shares of common stock at $0.01 per share (50% of the closing share price). At June 30, 2004, the remaining $135,000 of convertible debenture was outstanding.

In May 2004, the Company issued 1,200,000 shares of common stock at $0.01 per share to two investors for $12,000 of cash proceeds.

In May 2004, the Company issued 200,000 shares of common stock at $0.01 per share to an individual in exchange for a subscription receivable.

In May 2004, the Company issued 700,000 shares of common stock at $0.01 per share to two individuals in exchange of oil chemical to be used by the Company.

In May and June 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share for services provided in relation to the Company becoming a Business Development Company.

In June 2004, the Company issued 1,090,909 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party.

In June 2004, the Company issued 5,000,000 shares of common stock to PRI in consideration of the $400,000 due per the acquisition agreement (see Note 4 – Investments in and Advances to Affiliates).

Common Stock Issuable:

At June 30, 2004, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

8. COMMITMENTS AND CONTINGENCIES

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

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 5 – Short-Term Debt and Note 9 – Related Party Transactions). As of June 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $53,791 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2004. Such amounts are subject to potential federal tax liens.

On May 21, 2004, the Company received correspondence from the Securities and Exchange Commission (“SEC”) regarding our notification of late filing on Form 12b-25 for the quarterly period ended March 31, 2004 on Form 10-Q. The correspondence from the SEC notified us that the reason for our requested extension of time was insufficient and that the same justification was utilized for the filing of Form 12b-25 for the quarterly period ended December 31, 2003, September 30, 2003 and June 30, 2003. The SEC has notified the Company that the Form 10-Q for the period ended March 31, 2004 is not considered to of been filed timely and that we should respond to the SEC regarding corrective action to be taken concerning disclosure controls and procedures and that the SEC correspondence should be discussed with the Board of Directors. The accompanying financial statements do not include a provision for any cost of actions, if any, that may be taken by the SEC against the Company for this item.

9. RELATED PARTY TRANSACTIONS

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a wholly-owned affiliate (See Note 6 – Long-Term Debt). The oil and gas properties were also transferred to that same wholly-owned affiliate.

(see Notes 2 and 4)

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. At December 31, 2003, the accrued balance was $20,000. During the six months ended June 30, 2004, the Company accrued $81,000 of expense related to this agreement, composed of $60,000 for compensation and $21,000 for equipment rental fee resulting in an accrual balance of $101,000 at June 30, 2004, classified as a component of Due To Related Parties in the accompanying Financial Statements.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 5 – Short-Term Debt and Note 8 – Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of June 30, 2004, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by charging additional paid in capital. The Company recognized $480,995 of compensation expense.

During the six months ended June 30, 2004 the Company advanced directly or indirectly, $975,722 of funds to its wholly-owned investees. This amount is included in the asset account entitled “Investment in and advances to affiliates-wholly-owned.

At June 30, 2004 accounts receivable from the operator and amounts due to the operator were $3,484 and $93,572, respectively and are included in the accompanying balance sheet as accounts receivable-related party and Due to related parties, respectively.

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

GENERAL

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage. (See below) On June 15, 2004, the Company exited its direct activities in the oil and gas business by transferring its oil and gas assets and certain related liabilities to its wholly-owned investee, Bend Arch Petroleum, Inc. Operating as a Business development Company, the Company now provides significant managerial assistance to its wholly-owned investees who are engaged in the oil and gas business. Previously, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Texas. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil ,seeking capital, registering as a business development company, and restructuring, including the disposition of certain assets and liabilities, in order to operate as a business development company.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended December 31, 2003, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying June 30, 2004 interim financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders’ deficiency at June 30, 2004. We had a net loss of $4,003,511 and net cash used in operations of $261,143 for the six months ended June 30, 2004 and a working capital deficiency of $391,345, and a deficit accumulated during the development stage of $5,713,905 at June 30, 2004. The Company is also in default on a note to a bank and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

We expect that future revenues in the near term will consist of any potential unrealized gains on our investment properties and in the long term any potential interest, dividends or realized gains if the Companies we invest in become profitable. Accordingly, the Company determined that it would be necessary to raise additional capital to carry out the company’s business plan and in January 2004, filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock. As our investees are wholly-owned, we are currently their only source of funding other than funding from their operations.

In January, February and May of 2004, the Company received $850,000 of proceeds from the issuance of convertible debentures authorized by the Form 1-E.

In January 2004, the Company secured a $5,000,000 commitment for financing and received an initial $500,000 under the commitment from an unrelated third party. Additionally, in April 2004, the Company secured an additional $10,000,000 commitment for financing from the same unrelated third party discussed above.

In June 2003, the Company entered into a non-binding Letter of Intent agreement to acquire substantially all of the assets and related liabilities of Production Resources, Inc. (“PRI”) with an option to acquire the outstanding voting common stock of PRI. The purchase price was $800,000 consisting of a $400,000 promissory note and $400,000 worth of Company common stock. The closing of the acquisition of PRI was scheduled to be effective on January 5, 2004, however, since several conditions precedent to closing, including the payment by the Company of the consideration, were not satisfied, the closing was delayed. The assets of PRI include over 1,500 producing acres and 193 existing oil wells fully equipped and capable of producing oil.

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a business development company; the $800,000 purchase price for the capital stock of PRI has been recorded as a component of Investment in and advances to affiliate – wholly-owned. At June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount has been reclassed as a component of the Investment in and advances to affiliate – wholly-owned.

At June 30, 2004, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,166,598. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. Going forward, the fair value of this investment will be determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

As of June 30, 2004, the Company had made $609,124 of advances on behalf of its wholly controlled affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as investment in and advances to affiliates-wholly-owned, in the accompanying balance sheet.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother of the Company’s president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

The Company had evaluated that the convertible promissory note in accordance with EITF Issue No. 98-5 did not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below)

On June 15, 2004, the Company assigned $2,074,498 of oil and gas properties securing the $2,000,000 convertible debenture to Bend Arch. Accordingly, the Company transferred the $2,000,000 convertible debenture and $77,589 of accrued interest to Bend Arch on June 15, 2004.

On May 21, 2004, the Company received correspondence from the Securities and Exchange Commission (“SEC”) regarding our notification of late filing on Form 12b-25 for the quarterly period ended March 31, 2004 on Form 10-Q. The correspondence from the SEC notified us that the reason for our requested extension of time was insufficient and that the same justification was utilized for the filing of Form 12b-25 for the quarterly period ended December 31, 2003, September 30, 2003 and June 30, 2003. The SEC has notified the Company that the Form 10-Q for the period ended March 31, 2004 is not considered to of been filed timely and that we should respond to the SEC regarding corrective action to be taken concerning disclosure controls and procedures and that the SEC correspondence should be discussed with the Board of Directors. The accompanying financial statements do not include a provision for any cost of actions, if any, that may be taken by the SEC against the Company for this item.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the evaluation of the beneficial conversion feature in convertible debentures and preferred stock and investments. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK AND OTHER EQUITY INSTRUMENTS

The Company issued common stock in non-cash transactions during the six months ended June 30, 2004. The measurement date and period of recognition for various issuances is dependent on the individual facts and circumstances and various authoritative GAAP guidance. For these issuances, valuation is generally determined based on the fair market value of the instrument on the measurement date. For capital stock, values are generally determined based on quoted trading prices or comparable private placement transactions, as applicable, while for instruments such as warrants, valuation in generally determined through the use of option pricing models. As the Company has historically issued various instruments for services, these valuations generally have a material impact on our results of operations.

EVALUATION OF BENEFICIAL CONVERSION FEATURE IN CONVERTIBLE DEBENTURES AND PREFERRED STOCK

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or preferred stock. The Company has issued several convertible debentures and convertible preferred stock. A beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques. As we have issued several convertible instruments in 2004, the beneficial conversion amounts have a material impact on our results of operations.

INVESTMENTS

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) wholly-owned companies if holdings, directly or indirectly, represent 100% of the issuer’s voting common stock, (ii) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer’s voting common stock, (iii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer’s voting common stock and (iv) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments – other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company and effective April 1, 2004, the Company also formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment. Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost at June 30, 2004. Going forward, the fair value of these investments will be determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

RESULTS OF OPERATIONS

Financial Analysis of the Three and Six Months Ended June 30, 2004 and 2003

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
Oil sales, net	$17,548	$--	$40,010	$--

Operating Expenses
Compensation	510,995	--	540,995	--
Consulting	101,784	354,275	205,934	649,796
Depletion	1,764	--	3,690	--
Depreciation	22,180	--	42,103	--
Equipment rental	10,500	--	21,000	--
General and administrative	(7,793)	--	39,314	13,781
Production	38,891	--	91,363	--
Professional	42,500	28,364	103,562	39,583
Website	(1,200)	89,250	28,550	148,750

Total Operating Expenses	719,620	471,889	1,076,510	851,910

Loss from Operations	(702,071)	(471,889)	(1,036,500)	(851,910)

Other Expense
Gain on settlement of debt	11,799	--	11,799	--
Interest expense	(300,057)	(39,057)	(2,975,808)	(59,518)
Payrol tax expense and penalties	(1,501)	(1,501)	(3,002)	(4,503)
Loss on settlement	--	(14,583)	--	(14,583)

Total Other Expense	(289,760)	(55,141)	(2,967,011)	(78,604)

Net Loss	$(991,831)	$(527,030)	$(4,003,511)	$(930,514)

Three Months Ended June 30, 2004:

Revenue:

Operating revenue increased $17,548, or 100%, to $17,548 for the three months ended June 30, 2004 from zero for the three months ended June 30, 2003. The increase was primarily the result of the fact that the Company entered a new development stage on February 20, 2003, as the result of the acquisition of certain oil and gas assets. Until February 20, 2003, the Company was actively seeking oil and gas leases for acquisition and operation and had no sales.

Operating Expenses:

Operating expenses increased $247,731, or 379% to $719,620 for the three months ended June 30, 2004 from $471,889 for the three months ended June 30, 2003. The increase was primarily the result of a $510,995 increase in compensation offset by a $252,491 decrease in consulting and a $90,450 decrease in website expense. The increase in compensation was primarily the result of a $480,995 expense related to the beneficial conversion for the issuance of preferred stock to an officer in exchange for debt. The decrease in consulting was because in 2003, the Company recorded $354,725 of consulting expense related to stock issued for services as compared to $101,784 in 2004. The decrease in website was because in 2003, the Company recorded $89,250 of website expense related to stock issued for services as compared to $0 in 2004.

Other Expense:

Other expense increased $234,618, or 439% to $289,760 for the three months ended June 30, 2004 from $55,141 for the three months ended June 30, 2003. In accordance with EITF Issue 98-5, as amended by EITF 00-27, the Company has evaluated that the issuance of several convertible debentures during the three months ended June 30, 2004 has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $261,429 for interest expense.

Six Months Ended June 30, 2004:

Revenue:

Operating revenue increased $40,010, or 100%, to $40,010 for the six months ended June 30, 2004 from zero for the six months ended June 30, 2003. The increase was primarily the result of the fact that the Company entered a new development stage on February 20, 2003, as the result of the acquisition of certain oil and gas assets. Until February 20, 2003, the Company was actively seeking oil and gas leases for acquisition and operation and had no sales.

Operating Expenses:

Operating expenses increased $224,600, or 698% to $1,076,510 for the six months ended June 30, 2004 from $851,910 for the six months ended June 30, 2003. The increase was primarily the result of a $540,995 increase in compensation offset by a $443,862 decrease in consulting and a $120,200 decrease in website expense. The increase in compensation was primarily the result of a $480,995 expense related to the beneficial conversion for the issuance of preferred stock to an officer in exchange for debt. The decrease in consulting was because in 2003, the Company recorded $649,796 of consulting expense related to stock issued for services as compared to $205,934 in 2004. The decrease in website was because in 2003, the Company recorded $148,750 of website expense related to stock issued for services as compared to $28,550 in 2004.

Other Expense:

Other expense increased $2,888,407, or 4,867% to $2,867,011 for the six months ended June 30, 2004 from $78,604 for the six months ended June 30, 2003. In accordance with EITF Issue 98-5, as amended by EITF 00-27, the Company has evaluated that the issuance of several convertible debentures during the six months ended June 30, 2004 has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,891,429 for interest expense

Liquidity and Capital Resources

Cash and cash equivalents were $204,674 at June 30, 2004 as compared to $432 at December 31, 2003, and working capital deficit was $391,345 at June 30, 2004 as compared to $1,147,830 at December 31, 2003. The increase in cash was primarily the result of the Company receiving $850,000 of proceeds from the issuance of convertible debentures and $689,500 of net proceeds from the issuance of common stock during the six months ended June 30, 2004. The reduction in the working capital deficit from December 31, 2003 was primarily the result of the conversion of $528,532 of indebtedness into preferred stock and the increase in cash.

Operating Activities: Net cash used in operating activities was $261,143 for the six months ended June 30, 2004 while cash that was used in operating activities was $10,200 for the six months ended June 30, 2003. The increase in cash used in operations resulted primarily due to the fact of increases in accrued interest, accounts payable and accrued payroll taxes.

Investing Activities: Cash used in investing activities was $1,044,115 for the six months ended June 30, 2004 and there were no investing cash flow activities during the six months ended June 30, 2003. The increase in cash used in investing activities was primarily from $975,722 of advances to affiliates and $106,435 of purchase for equipment.

Financing Activities: Cash flows provided by financing activities was $1,509,500 for the six months ended June 30, 2004 while cash provided by financing activities was $10,200 for the six months ended June 30, 2003. The increase in cash provided by financing activities was primarily due to $850,000 of cash proceeds received by the Company from the issuance of convertible debentures and $689,500 of cash proceeds, net of $62,500 of offering costs, from the sale of common stock.

SHORT-TERM DEBT

Our short-term debt at June 30, 2004 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153

On April 16, 2001, the Company leased computer equipment under a 36 month lease that was accounted for as a capital lease in the amount of $21,238 and at June 30, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. At June 30, 2004, the Company has recorded a total of $4,434 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and sole director occurs. The president of the Company transferred these shares on September 15, 2003. As of June 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable – Banks

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at June 30,
2004	$17,463

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at June 30, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. At June 30, 2004, the Company has recorded a total of $8,652 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at June 30, 2004.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 was recorded as a gain on settlement of debt in the statement of operations.

Loans and Note Payable Settlement with Related Party

Beginning in January of 2002 and through December 2003, the Company’s sole officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock.

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable had been payable to a former officer/director of the Company and who is a principal stockholder and has been transferred to the current president in a private transaction.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by charging additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares which was based on the quoted trade price per share of $0.09 on the settlement date.

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

LONG-TERM DEBT

Our long-term debt at June 30, 2004 consisted of the following:

Convertible Debentures:

$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per
annum and due on December 1, 2005	$135,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000

Less: Debt discount	(388,571)

$146,429

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $135,000 of the $250,000 convertible debenture remains outstanding at June 30, 2004. In July and August 2004, the remaining $135,000 was converted into 2,500,000 shares of common stock at $0.01 per share (50% of the closing share price)

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $250,000 for interest expense and $250,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized as of June 30, 2004 since they were immediately convertible and a substantial portion was converted as of June 30, 2004.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding at June 30, 2004.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. At June 30, 2004, the Company has recorded $11,428 of amortization of the debt discount for the period from June 15 through June 30, 2004 and has recorded this amount as interest expense in the statement of operations.

On February 20, 2003, the Company executed a $2,000,000 convertible promissory note accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 9 – Related Party Transactions). The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

On January 5, 2004, the $2,000,000 convertible promissory note was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized at the as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below)

On June 15, 2004, the Company assigned the oil and gas properties secured by the $2,000,000 convertible debenture to its wholly-owned affiliate Bend Arch. Accordingly, the $2,000,000 convertible debenture along with $77,589 of accrued interest was transferred to Bend Arch on June 15, 2004.

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

On February 5, 2004, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company and as a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). In May 2004, the remaining $300,000 of convertible debenture was converted into 30,000,000 shares of common stock at $0.01 per share (50% of the closing price).

In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $600,000 for interest expense and the balance sheet $600,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized at the as of June 30, 2004 since they were fully converted as of June 30, 2004.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the $30,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized at the as of June 30, 2004 since they were fully converted as of June 30, 2004.

At June 30, 2004, the Company has recorded $109,699 of accrued interest for the convertible debentures outstanding.

Equity Financing

For the six month period ended June 30, 2004, the Company received $689,500 of cash proceeds, net of $62,500 of offering costs, from the Effective March 29, 2004, the Company received a $500,000 commitment to purchase 4,545,464 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party. At March 31, 2004, $300,000 of the commitment was received as cash proceeds and the remaining $200,000 was received in April 2004.

Liquidity

To continue with our business plan, we will require additional short-term working capital We cannot assure you that that we will obtain sufficient proceeds, if any, and borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2004, our contractual obligations and commitments by type and period:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt:
Bank Loans	$18,353	$18,353	$--	$ --	$ --
Loan Payable-Related Party	17,463	17,463	--	--	--

Total Short-Term Debt	$35,816	$35,816	$--	$ --	$ --

Long-Term Debt:
Convertible Debentures, net of
discount	$146,429	$--	$146,429	$ --	$ --
Accrued Interest Payable	109,699	--	109,699	--	--

Total Long-Term Debt	$256,127	$--	$256,127	$ --	$ --

Total Debt	$291,943	$35,816	$256,127	$ --	$ --

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

Item 3. Evaluation of Disclosure Controls and Procedures.

Charles Bitters, our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of the date of this report on Form 10-Q. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of June 30, 2004.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director. As of June 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $53,791 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2004. Such amounts are subject to potential federal tax liens.

On May 21, 2004, the Company received correspondence from the Securities and Exchange Commission (“SEC”) regarding our notification of late filing on Form 12b-25 for the quarterly period ended March 31, 2004 on Form 10-Q. The correspondence from the SEC notified us that the reason for our requested extension of time was insufficient and that the same justification was utilized for the filing of Form 12b-25 for the quarterly period ended December 31, 2003, September 30, 2003 and June 30, 2003. The SEC has notified the Company that the Form 10-Q for the period ended March 31, 2004 is not considered to of been filed timely and that we should respond to the SEC regarding corrective action to be taken concerning disclosure controls and procedures and that the SEC correspondence should be discussed with the Board of Directors. The accompanying financial statements do not include a provision for any cost of actions, if any, that may be taken by the SEC against the Company for this item.

Item 2. Changes in Securities

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by charging additional paid in capital.

In accordance with APB 26, paragraph 20 and Practice Alert Bulletin 2000-1, the Company has evaluated that the $480,995 excess of the value of the preferred stock, which was computed based on the conversion ratio and quoted trade price of the common stock on the settlement date, over the debt qualified as compensation expense and was recorded as such as of June 30, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

On January 5, 2004, the Board approved the issuance of the remaining 500,000 shares of Series A preferred stock to three consultants for services performed in relation to the filing for the Company to become a Business Development Company as discussed previously. The 500,000 shares were issued as follows: 200,000 shares to one consultant for consulting services rendered, 200,000 shares to one consultant for consulting services rendered and 100,000 shares to one attorney for legal services rendered.

In accordance with FAS 123, the Company has valued the preferred stock, based on the conversion rate and quoted trade price of the common stock on the grant date, at $135,000 which is recorded in operations in the six months ended June 30, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

Issuances of Common Stock:

In January 2004, 8,500,000 of previously cancelled shares were reissued with an approved vote to increase the authorized shares.

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

In March, 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). In April and May 2004, the remaining $300,000 of convertible debenture was converted into 30,000,000 shares of common stock at $0.01 (50% of the closing price).

In total, 53,333,333 shares of common stock were issued from the conversion of the convertible debentures discussed above.

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

Effective March 29, 2004, the Company received a $500,000 commitment to purchase 4,545,454 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party. At March 31, 2004, $300,000 of the commitment was received as cash proceeds and the remaining $200,000 was received in April 2004. In May 2004, the 4,545,454 shares of common stock were issued to the investor.

In March 2004 the Company issued 5,000,000 shares of common stock at $0.01 per share for $50,000 of proceeds.

In April 2004, the Company issued 5,000,000 shares of common stock at $0.01 per share to an investor for $50,000 of cash proceeds.

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. On May 17, 2004, $30,000 of the convertible debenture was converted into 3,000,000 shares of common stock at $0.01 per share (50% of the closing share price). On June 10, 2004, $85,000 of the convertible debenture was converted into 8,500,000 shares of common stock at $0.01 per share (50% of the closing share price). At June 30, 2004, the remaining $135,000 of convertible debenture was outstanding.

In May 2004, the Company issued 1,200,000 shares of common stock at $0.01 per share to two investors for $12,000 of cash proceeds.

In May 2004, the Company issued 200,000 shares of common stock at $0.01 per share to an individual in exchange for a subscription receivable.

In May 2004, the Company issued 700,000 shares of common stock at $0.01 per share to two individuals in exchange of oil chemical to be used by the Company.

In May and June 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share for services provided in relation to the Company becoming a Business Development Company.

In June 2004, the Company issued 1,090,909 shares of common stock at $.11 per share in accordance with the terms of a $10,000,000 commitment from an unrelated third party.

In June 2004, the Company issued 5,000,000 shares of common stock to PRI in consideration of the $400,000 due per the acquisition agreement.

Common Stock Issuable:

At June 30, 2004, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit      Description                                                                                                       Location

31.1            Certification by Principal Executive Officer                                                     Page 65

31.2            Certification of Principal Financial Officer                                                       Page 66

32               Certifications of Principal Executive and Financial Officer Pursuant to 906   Page 67

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE /s/ Charles Bitters ---------------------------------------------------- Charles Bitters	TITLE Principal Executive Officer, Principal Financial Officer, Sole Director	DATE August 16, 2004