Form 10QSB/A
period 2004-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2004-08-17
CIK 1111391

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2004, our contractual obligations and commitments by type and period:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt:
Bank Loans	$18,153	$18,153	$--	$ --	$ --
Loan Payable-Related Party	17,463	17,463	--	--	--

Total Short-Term Debt	$35,616	$35,616	$--	$ --	$ --

Long-Term Debt:
Convertible Debentures, net of
discount	$146,429	$--	$146,429	$ --	$ --
Accrued Interest Payable	109,699	--	109,699	--	--

Total Long-Term Debt	$256,128	$--	$256,128	$ --	$ --

Total Debt	$291,744	$35,816	$256,128	$ --	$ --

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

Management and our Independent registered Public Accounting firm have advised our independent director that during certain interim procedures, they noted certain deficiencies in internal control related to:

o	Documentation and maintenance of certain corporate agreements and contracts which provide the basis for recording certain accounting transactions.

We are in process of implementing financial corrective actions as of the date of this report on Form 10-Q. We have performed substantial additional procedures designed to ensure that these internal control deficiencies did not lead to material misstatements in our financial statements for the three and six months ended June 30, 2004.

We will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis and will take further action as appropriate.

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