Form 10QSB
period 2004-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2004-11-15
CIK 1111391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Commission File #333-52812

AMERICAN ENERGY PRODUCTION, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE
State or other jurisdiction of incorporation or organization)

74-2945581
(IRS Employer Identification Number)

6073 Hwy 281 South, Mineral Wells, TX 76067
Address of principal executive offices)(Zip Code)

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
Yes [X] No [ ]

The number of shares outstanding of the Company’s common stock outstanding on November 10, 2004: 269,530,234

AMERICAN ENERGY PRODUCTION, INC.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are our following unaudited financial statements:

Balance Sheet at September 30, 2004

Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Statement of Cash Flows for the nine months ended September 30, 2004 and 2003

Schedule of Investments at September 30, 2004

Notes to Financial Statements

American Energy Production, Inc.
(A Development Stage Company)
September 30, 2004
Balance Sheet
(Unaudited)

ASSETS

Current Assets
Cash	$281,282
Accounts receivable - related party	3,484

Total Current Assets	284,766

Property and equipment, net	35,634

Investments:
Investments in and advances to affiliates - majority-owned	2,597,374

Total Investments	2,597,374

Total Assets	$2,917,774

LIABILITIES
Current Liabilities
Accounts payable	261,354
Due to related parties	184,297
Accrued interest payable - current	39,416
Accrued payroll taxes and penalties	55,292
Lease payable	18,153
Notes payable	36,859

Total Current Liabilities	595,372

Convertible debentures, net of discount	950,000
Accrued interest payable - long term	118,186

Total Long Term Liabilities	1,068,186

Total Liabilities	$1,663,558

Commitments and Contingencies (Note 8)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
September 30, 2004
Balance Sheet (Continued)
(Unaudited)

Stockholders Equity
Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$400
Common stock, $0.0001 par value, 500,000,000 shares authorized
229,530,234 shares issued and outstanding	22,953
Common stock issuable, $0.0001 par value, 75,000 shares	8
Additional paid in capital	17,574,285
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(6,920,938)

1,316,216
Less: Subscription Receivable	(62,000)

Total Stockholders' Equity	1,254,216

Total Liabilities and Stockholders' Equity	$2,917,774

        See accompanying notes to financial statements.

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
September 30, 2004
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from February 20, 2003 (Inception of Development Stage)
	2004	2003	2004	2003	to September 30, 2004
Operating Income
Oil sales, net	$--	$--	$40,010	$--	$46,658

Total Operating Income	--	--	40,010	--	46,658
Operating Expenses
Compensation	30,000	30,000	570,995	30,000	632,596
Consulting	36,000	207,517	241,934	857,313	1,071,934
Depletion	--	74	3,690	74	3,987
Depreciation	1,762	9,031	43,865	9,031	72,112
Equipment rental	10,500	10,500	31,500	10,500	52,500
General and administrative	16,467	20,886	55,781	34,667	104,437
Production	--	25,250	91,363	25,250	142,723
Professional	29,272	19,397	132,834	58,980	209,708
Website	--	89,250	28,550	238,000	322,583
Total Operating Expenses	124,002	411,904	1,200,512	1,263,814	2,612,581

Loss from Operations	(124,002)	(411,904)	(1,160,502)	(1,263,814)	(2,565,923)

Other Expense
Gain on settlement of debt	--	--	11,799	--	11,799
Other income	6,726	--	6,726	--	6,726
Interest expense	(1,088,256)	(45,780)	(4,064,064)	(106,799)	(4,196,883)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)	(9,658)
Loss on settlement	--	(2,917)	--	(17,500)	(167,000)

Total Other Expense	(1,083,031)	(50,198)	(4,050,043)	(128,802)	(4,355,015)

Net Loss	$(1,207,033)	$(462,102)	$(5,210,544)	$(1,392,616)	$(6,920,938)

Net Loss Per Share-Basic and Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)	$(0.06)

Weighted average Shares	202,009,978	95,388,095	158,850,607	71,755,128	113,586,881

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows(Unaudited)

	Nine Months Ended September 30, 2004 2003		Period from February 20, 2003 (Inception of Development Stage) to September 30, 2004
Cash Flows From Operating Activities:
Net loss	$(5,210,544)	$(1,392,616)	$(6,920,938)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for debt and services	185,000	1,134,895	951,555
Stock issued for equipment	20,000	--	20,000
Stock issued for chemical	26,000	--	37,000
Stock issued in settlement	--	17,500	17,500
Gain on settlement of debt	(11,799)	--	(11,799)
Loss on settlement	--	--	149,500
Interest expense related to convertible
debentures beneficial conversion feature	3,960,000	--	3,960,000
Compensation expense in excess of debt to officer	480,995	--	480,995
Amortization of deferred services	45,900	--	405,796
Depreciation	43,865	9,031	72,112
Depletion	3,690	73	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	6,648	--	0
Decrease in cash overdraft	(6,726)	--	(6,726)
Increase in accounts payable	11,679	7,580	20,566
Decrease in due to related party	(36,158)	--	34,796
Increase in accrued interest payable	104,064	104,600	236,894
Increase in accrued payroll taxes payable	4,504	4,503	9,657

Net Cash Used In Operating Activities	(372,882)	(114,434)	(539,104)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	38,041	(14,500)	(0)
Purchase of equipment	(143,830)	(13,800)	(177,730)
Prepaid advances to affiliates	(1,797,374)	--	(1,797,374)
Purchase of oil lease	--	--	(8,500)

Net Cash Used In Investing Activities	$(1,903,165)	$(28,300)	$(1,983,606)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30, 2004 2003		Period from February 20, 2003 (Inception of Development Stage) to September 30, 2004
Cash Flows From Financing Activities:
Proceeds for note payable - officer	--	32,297	32,070
Repayment of officer loan	--	(115)	(115)
Proceeds from loan - other	19,396	35,000	54,396
Repayment of loan proceeds - other	(30,000)	(35,000)	(67,095)
Proceeds from issuance of convertible debebtures	1,850,000	--	1,850,000
Proceeds from issuance of
common stock, net of offering costs of $134,500	717,500	124,047	934,823
Repayment of lease payable	--	(200)	(87)

Net Cash Provided By Financing Activities	2,556,896	156,029	2,803,992

Net Increase in Cash	280,850	13,295	281,282
Cash at Beginning of Period	432	--	--

Cash at End of Period	281,282	13,295	281,282

Cash interest paid	$104,064	$--	$106,064

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$--	$2,000,000	$2,000,000
Conversion of note payable to convertible debenture	2,000,000	--	2,000,000
Conversion of indebtedeness to preferred stock	528,532	--	528,532
Conversion of convertible debentures to common stock	980,000	--	980,000
Asset acquisition paid with convertible debenture and stock	800,000	--	800,000
Common stock issued for subscription receivable	62,000	--	62,000
Stock Subscription receivable (23,964,530 shares)	--	106,277	--
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	2,074,498	--	2,074,498
Convertible debenture	2,000,000	--	2,000,000
Accrued interest payable	71,014	--	71,014
Net receivable from transfer of assets and liabilities	3,484	--	3,484

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
September 30, 2004
(Unaudited)

Portfolio Company	Industry	Title of Securities Held By The Company	Percentage of Class Held on a Fully Diluted Basis (2)	At September 30, 2004 Cost Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$1,198,598	$1,198,598

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	1,398,776	1,398,776

Total Control Investments - Majority Owned				$2,597,374	$2,597,374

Total Investments				2,597,374	2,597,374
Unearned Income				--	--

Total Investments, net of Unearned Income				$2,597,374	$2,597,374

(1)     Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company. If we own 100% of a Company, it is presented as majority owned.
(2)     All common stock is in private companies, non-income producing and restricted at the relevant period end.

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
September 30, 2004
Notes to Financial Statements
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

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

The Company’s investees have a concentration in the oil and gas business in Texas, USA.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

Significant Accounting Policies

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer’s voting common stock, (ii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer’s voting common stock and (iii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments – other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company and effective April 1, 2004, the Company also formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment (See Note 4 — Investments in and Advances to Affiliates). Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost, which approximates estimated fair value at September 30, 2004. The fair value of these investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the three and nine month periods ended September 30, 2004

Revenue Recognition

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

Reclassifications

Certain amounts in the three and nine months ended September 30, 2003 financial statements have been reclassified to conform to the 2004 presentation.

3.     GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $5,210,544 and net cash used in operations of $372,882 for the nine months ended September 30, 2004 and a working capital deficiency of $310,606 and a deficit accumulated during the development stage of $6,920,938 at September 30, 2004. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

During the nine month period ending September 30, 2004, the Company received $1,850,000 of proceeds from the issuance of convertible debentures authorized by the Form 1-E filing (See Note 6 – Long-Term Debt and Note 7 – Stockholders’ Deficiency).

In January 2004, the Company secured a $5,000,000 commitment for financing and received an initial $500,000 under the commitment from an unrelated third party. Additionally, in April 2004, the Company secured an additional $10,000,000 commitment for financing from the same unrelated third party discussed above.

As a result, we believe we will have sufficient resources to cover our working capital requirements for the next twelve months.

4.     INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2004, investments consisted of the following:

	Cost	Fair Value
Investments in Equity Securities	$2,597,374	$2,597,374
Less: Unearned Income	--	--
Total	$2,597,374	$2,597,374

The Company’s investment portfolio is currently all in private companies that acquire, develop, produce, explore and sell oil and gas and is all held as non income producing and restricted common stock. The Company anticipates that its investees will be able to sell all oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a business development company, the $800,000 purchase price for the capital stock of PRI has been recorded as an investment in affiliate – wholly-owned. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount has been reclassed as a component of the investment in affiliate – wholly-owned.

At September 30, 2004, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,198,598. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. The fair value of this investment is determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed.

As of September 30, 2004, the Company had made $1,398,776 of advances on behalf of its wholly controlled affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 6 – Long-term Debt and Note 9 – Related Party Transactions) of the Company’s president and director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

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

Our short-term debt at September 30, 2004 consisted of the following:

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

As of September 30, 2004, the Company has recorded a total of $4,888 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of September 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 8 – Commitments and Contingencies and Note 9 – Related Party Transactions).

Notes payable – Banks

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at
default rate of 18% per annum, due March 11, 2002.In Default at September 30, 2004	$17,463

$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in
February 2006	19,396

$36,859

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at September 30, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. As of September 30, 2004, the Company has recorded a total of $9,437 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at September 30, 2004.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 was recorded as a gain on settlement of debt in the statement of operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396, which is outstanding at September 30, 2004. The interest rate is 6.99% per annum with eighteen (18) monthly principal and interest payments of $1,077 with final payment due in February 2006. The loan is secured by the automobile.

Loans and Note Payable Settlement with Related Party

Beginning in January of 2002 and through December 2003, the Company’s officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable – Related Party below, Note 9 – Related Party Transactions and Note 7 – Stockholders’ Deficiency).

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable had been payable to a former officer/director of the Company and who is a principal stockholder and has been transferred to the current president in a private transaction.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by recording additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares which was based on the quoted trade price per share of $0.09 on the settlement date (See Note 7 – Stockholders Deficiency).

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

6.     LONG-TERM DEBT

Our long-term debt at September 30, 2004 consisted of the following:

Convertible Debentures:

$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per
annum and due on December 1, 2005	$70,000

$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000

Less: Debt discount	(320,000)

$1,000,000 Convertible debenture, dated August 17, 2004, bearing interest at 8% per
annum and due on December 1, 2005	800,000

$1,270,000

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at September 30, 2004. In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $250,000 for interest expense and $250,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized as of June 30, 2004 since they were immediately convertible and a substantial portion was converted as of June 30, 2004.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding at September 30, 2004.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. At September 30, 2004, the Company has recorded $80,000 of amortization of the debt discount for the period from June 15 through September 30, 2004 and has recorded this amount as interest expense in the statement of operations.

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On September 14, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On September 22, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $800,000 of the $1,000,000 convertible debenture remains outstanding at September 30, 2004.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $1,000,000 for interest expense and $1,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized as of September 30, 2004 since they were immediately convertible and a portion was converted as of September 30, 2004 and management believes that the remaining $800,000 will be converted by the debenture holder.

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

At September 30, 2004, the Company has recorded $118,186 of accrued interest – long-term for the convertible debentures outstanding.

7.     STOCKHOLDERS’ DEFICIENCY

Capital Structure

We were previously authorized to issue up to 100,000,000 shares of our common stock, $0.0001 par value per share, of which 93,051,449 were issued and outstanding at December 31, 2003. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 authorized share limit. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). At September 30, 2004, 229,530,234 shares were outstanding and 75,000 shares were issuable to a party from an error related to a Regulation “S” offering in 2003 discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. At September 30, 2004, 4,000,000 preferred shares were issued and outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003 (See Note 6 ). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by recording additional paid in capital (See Note 5).

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

In accordance with FAS 123, the Company has valued the preferred stock, based on the conversion rate and quoted trade price of the common stock on the grant date, at $135,000 which is recorded in operations in the nine months ended September 30, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

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

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. On May 17, 2004, $30,000 of the convertible debenture was converted into 3,000,000 shares of common stock at $0.01 per share (50% of the closing share price). On June 10, 2004, $85,000 of the convertible debenture was converted into 8,500,000 shares of common stock at $0.01 per share (50% of the closing share price). On July 19, 2004, $65,000 of the convertible debenture was converted into 6,500,000 shares of common stock at $0.01 per share (50% of the closing share price). At September 30, 2004, the remaining $70,000 of convertible debenture was outstanding.

In May 2004, the Company issued 1,200,000 shares of common stock at $0.01 per share to two investors for $12,000 of cash proceeds.

In May 2004, the Company issued 200,000 shares of common stock at $0.01 per share to an individual in exchange for a $2,000 subscription receivable.

In May 2004, the Company issued 700,000 shares of common stock at $0.01 per share to two individuals in exchange of oil chemical to be used by the Company. In May and June 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share for services provided in relation to the Company becoming a Business Development Company.

In June 2004, the Company issued 1,090,909 shares of common stock at $.11 per share for $120,000 in accordance with the terms of a $10,000,000 commitment from an unrelated third party.

In June 2004, the Company issued 5,000,000 shares of common stock to PRI in consideration of the $400,000 due per the acquisition agreement (see Note 4 – Investments in and Advances to Affiliates).

In August 2004, the Company issued 909,090 shares of common stock at $.11 per share for $100,000 in accordance with the terms of a $10,000,000 commitment from an unrelated third party.

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. On September 14, 2004, $100,000 of the convertible debenture was converted into 10,000,000 shares of common stock at $0.01 per share (50% of the closing share price). On September 22, 2004, $100,000 of the convertible debenture was converted into 10,000,000 shares of common stock at $0.01 per share (50% of the closing share price). At September 30, 2004, the remaining $800,000 of convertible debenture was outstanding.

In September 2004, the Company issued 6,000,000 shares of common stock at $0.01 per share to three individuals in exchange for a $60,000 subscription receivable.

In September 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share to an individual for services provided. The service agreement between the Company and the individual incorrectly indicated that 200,000 shares were to be issued instead of 2,000,000 and the Company is in the process of correcting the agreement to reflect the 2,000,000 shares. The common stock was valued at the contemporaneous sales price of $0.01 per share or $20,000 and charged to consulting expense.

In September 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share to an individual in exchange for assets to be used by one of the Company’s investee. Accordingly, the $20,000 was recorded as an investment.

Common Stock Issuable:

At June 30, 2004, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In July 2004, the Company entered into a consulting agreement with a third party for services for a six month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of September 30, 2004, $15,000 of consulting fees were due but the Company paid only $6,000 of this amount, leaving a balance due of $9,000, comprised of $3,000 in cash and $6,000 in common stock due. Accordingly, the Company has recorded $9,000 as accounts payable in the accompanying Financial Statements as of September 30, 2004.

8.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2004.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 5 – Short-Term Debt and Note 9 – Related Party Transactions). As of September 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $55,292 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2004. Such amounts are subject to potential federal tax liens.

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. In order to maintain our status as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2004 and December 31, 2013, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2004 and December 31, 2013) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the Investment Company Act of 1940 and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

9.     RELATED PARTY TRANSACTIONS

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a wholly-owned affiliate (See Note 6 – Long-Term Debt). The oil and gas properties were also transferred to that same wholly-owned affiliate. (see Note 4)

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and sole director was $220,455. During the nine months ended June 30, 2004, the Company accrued $121,500 of expense related to the salary and rental agreement, composed of $90,000 for compensation and $31,500 for equipment rental fee. Additionally, the president and sole director advanced $13,770 of funds on behalf of the Company and the Company repaid $265,000 resulting in an accrual balance of $90,725 at September 30, 2004, classified as a component of Due To Related Parties in the accompanying Financial Statements.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 5 – Short-Term Debt and Note 8 – Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of September 30, 2004, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

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

During the nine months ended September 30, 2004 the Company advanced directly or indirectly, $1,797,374 of funds to its wholly-owned investees. This amount is included in the asset account entitled “Investment in and advanced to affiliates-wholly-owned.

At September 30, 2004 accounts receivable from the operator and amounts due to the operator were $3,484 and $93,572, respectively and are included in the accompanying balance sheet as accounts receivable-related party and Due to related parties, respectively.

10.     SUBSEQUENT EVENTS

In October 2004, Tom Baker resigned his position as a Director of the Company to pursue other business interests. There were no disagreements with the Company on any matters related to the Company’s operations, policies or practices. On October 5, 2004, Shane Travelier was appointed to the Board of Directors of the Company to fill a vacancy left by the resignation of Tom Baker. Mr. Travelier is a licensed CPA and brings an extensive background in service to public companies both as an independent auditor, then later as an officer and director. Additionally, Mr. Travelier has significant experience in relation to Business Development Company’s (“BDC”) and the Company will benefit from this experience in that it is a BDC. Mr. Travelier will be the designated “financial expert” for the Company and Chairman of the Audit Committee.

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“Oil America”) in a stock for stock trade and will issue 4,000,000 shares of restricted 144 stock to the owner and president of Oil America. Oil America will become a wholly owned investee of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

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

GENERAL

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent auditors have indicated, in their audit opinion for the year ended December 31, 2003, that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 3 to our accompanying September 30, 2004 interim financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders’ deficiency at September 30, 2004. We had a net loss of $5,210,544 and net cash used in operations of $372,882 for the nine months ended September 30, 2004 and a working capital deficiency of $310,606, and a deficit accumulated during the development stage of $6,920,938 at September 30, 2004. The Company is also in default on a note to a bank and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

During the nine months ended September 30, 2004, the Company received $1,850,000 of proceeds from the issuance of convertible debentures authorized by the Form 1-E.

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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a business development company; the $800,000 purchase price for the capital stock of PRI has been recorded as a component of Investment in and advances to affiliate – majority-owned. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount has been reclassed as a component of the Investment in and advances to affiliate – majority-owned.

At September 30, 2004, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,198,598. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. The fair value of this investment is determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of September 30, 2004, the Company had made $1,398,776 of advances on behalf of its wholly controlled affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as investment in and advances to affiliates-majority-owned, in the accompanying balance sheet.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother of the Company’s president and director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

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

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“Oil America”) in a stock for stock trade and will issue 4,000,000 shares of restricted 144 stock to the owner and president of Oil America. Oil America will become a wholly owned investee of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the evaluation of the beneficial conversion feature in convertible debentures and preferred stock and investments. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK AND OTHER EQUITY INSTRUMENTS

The Company issued common stock in non-cash transactions during the nine months ended September 30, 2004. The measurement date and period of recognition for various issuances is dependent on the individual facts and circumstances and various authoritative GAAP guidance. For these issuances, valuation is generally determined based on the fair market value of the instrument on the measurement date. For capital stock, values are generally determined based on quoted trading prices or comparable private placement transactions, as applicable, while for instruments such as warrants, valuation in generally determined through the use of option pricing models. As the Company has historically issued various instruments for services, these valuations generally have a material impact on our results of operations.

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

INVESTMENTS

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer’s voting common stock, (ii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer’s voting common stock and (iii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments – other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company and effective April 1, 2004, the Company also formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment. Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost, which approximates estimated fair value at September 30, 2004. The fair value of these investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material.

RESULTS OF OPERATIONS

Financial Analysis of the Three and Nine Months Ended September 30, 2004 and 2003

	Three months ended September 30, 2004 2003		Nine months ended September 30, 2004 2003
Operating Income
Oil sales, net	$--	$--	$40,010	$--

Total Operating Income
	--	--	40,010	--
Operating Expenses
Compensation	30,000	30,000	570,995	30,000
Consulting	36,000	207,517	241,934	857,313
Depletion	--	74	3,690	74
Depreciation	1,762	9,031	43,865	9,031
Equipment rental	10,500	10,500	31,500	10,500
General and administrative	16,467	20,886	55,781	34,667
Production	--	25,250	91,363	25,250
Professional	29,272	19,397	132,834	58,980
Website	--	89,250	28,550	238,000

Total Operating Expenses	124,002	411,904	1,200,512	1,263,814

Loss from Operations	(124,002)	(411,904)	(1,160,502)	(1,263,814)

Other Expense
Gain on settlement of debt	--	--	11,799	--
Other income	6,726	--	6,726	--
Interest expense	(1,088,256)	(45,780)	(4,064,064)	(106,799)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)
Loss on settlement	--	(2,917)	--	(17,500)

Total Other Expense	(1,083,031)	(50,198)	(4,050,043)	(128,802)

Net Loss	$(1,207,033)	$(462,102)	$(5,210,544)	$(1,392,616)

Three Months Ended September 30, 2004:

Revenue:

There was zero operating revenue for the three months ended September 30, 2004 and zero for the three months ended September 30, 2003. The Company is a Business Development Company with investments in oil and gas production companies and has no sales by itself.

Operating Expenses:

Operating expenses decreased $287,902, or 446% to $124,002 for the three months ended September 30, 2004 from $411,904 for the three months ended September 30, 2003. The decrease was primarily the result of a $171,517 decrease in consulting and a $89,250 decrease in website expense. The decrease in consulting and website expense was primarily the result of a decrease in stock issued for services in 2004 as compared to 2003.

Other Expense:

Other expense increased $1,032,834, or 1,159% to $1,083,031 for the three months ended September 30, 2004 from $50,198 for the three months ended September 30, 2003. In accordance with EITF Issue 98-5, as amended by EITF 00-27, the Company has evaluated that the issuance of a convertible debenture during the three months ended September 30, 2004 has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $1,000,000 for interest expense.

Nine Months Ended September 30, 2004:

Revenue:

Operating revenue increased $40,010, or 100%, to $40,010 for the nine months ended September 30, 2004 from zero for the nine months ended September 30, 2003. The increase was primarily the result of the fact that the Company entered a new development stage on February 20, 2003, as the result of the acquisition of certain oil and gas assets. Until February 20, 2003, the Company was actively seeking oil and gas leases for acquisition and operation and had no sales. The $40,010 represents direct oil sales by the Company before certain oil assets were transferred to an investee in June 2004.

Operating Expenses:

Operating expenses decreased $63,302, or 526% to $1,200,512 for the nine months ended September 30, 2004 from $1,263,814 for the nine months ended September 30, 2003. The decrease was primarily the result of a $540,995 increase in compensation offset by a $615,379 decrease in consulting and a $209,450 decrease in website expense. The increase in compensation was primarily the result of a $480,995 expense related to the beneficial conversion for the issuance of preferred stock to an officer in exchange for debt. The decrease in consulting and website expense related to a decrease in stock issued for services in 2004 as compared to 2003.

Other Expense:

Other expense increased $3,921,240, or 3,805% to $4,050,043 for the nine months ended September 30, 2004 from $128,802 for the nine months ended September 30, 2003. In accordance with EITF Issue 98-5, as amended by EITF 00-27, the Company has evaluated that the issuance of several convertible debentures during the nine months ended September 30, 2004 has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $3,960,000 for interest expense

Liquidity and Capital Resources

Cash and cash equivalents were $281,282 at September 30, 2004 as compared to $432 at December 31, 2003, and working capital deficit was $310,606 at September 30, 2004 as compared to $1,147,830 at December 31, 2003. The increase in cash was primarily the result of the Company receiving $1,850,000 of proceeds from the issuance of convertible debentures and $717,500 of net proceeds from the issuance of common stock during the nine months ended September 30, 2004. The reduction in the working capital deficit from December 31, 2003 was primarily the result of the conversion of $528,532 of indebtedness into preferred stock and the increase in cash.

Operating Activities:

Net cash used in operating activities was $372,882 for the nine months ended September 30, 2004 while cash that was used in operating activities was $114,434 for the nine months ended September 30, 2003. The increase in cash used in operations resulted primarily due to the fact of increases in accrued interest, accounts payable and accrued payroll taxes.

Investing Activities:

Cash used in investing activities was $1,903,165 for the nine months ended September 30, 2004 while cash used in investing activities was $28,300 for the nine months ended September 30, 2003. The increase in cash used in investing activities was primarily from $1,797,374 of advances to affiliates and $143,830 of purchase for equipment.

Financing Activities:

Cash flows provided by financing activities was $2,556,896 for the nine months ended September 30, 2004 while cash provided by financing activities was $156,029 for the nine months ended September 30, 2003. The increase in cash provided by financing activities was primarily due to $1,850,000 of cash proceeds received by the Company from the issuance of convertible debentures and $717,500 of cash proceeds, net of $134,500 of offering costs, from the sale of common stock.

SHORT-TERM DEBT

Our short-term debt at September 30, 2004 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153

On April 16, 2001, the Company leased computer equipment under a 36 month lease that was accounted for as a capital lease in the amount of $21,238 and at June 30, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of September 30, 2004, the Company has recorded a total of $4,888 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of September 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable – Banks

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at
default rate of 18% per annum, due March 11, 2002. In Default at September 30, 2004	$17,463

$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in
February 2006	19,396
$36,859

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at September 30, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. As of September 30, 2004, the Company has recorded a total of $9,437 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at September 30, 2004.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 was recorded as a gain on settlement of debt in the statement of operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396, which is outstanding at September 30, 2004. The interest rate is 6.99% per annum with eighteen (18) monthly principal and interest payments of $1,077 with final payment due in February 2006. The loan is secured by the automobile.

Loans and Note Payable Settlement with Related Party

Beginning in January of 2002 and through December 2003, the Company’s officer/director has advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by recording additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares which was based on the quoted trade price per share of $0.09 on the settlement date.

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

6.     LONG-TERM DEBT

Our long-term debt at September 30, 2004 consisted of the following:

Convertible Debentures:

$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per
annum and due on December 1, 2005	$70,000

$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000

Less: Debt discount	(320,000)

$1,000,000 Convertible debenture, dated August 17, 2004, bearing interest at 8% per	800,000
annum and due on December 1, 2005
$1,270,000

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at September 30, 2004.

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

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding at September 30, 2004.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. At September 30, 2004, the Company has recorded $80,000 of amortization of the debt discount for the period from June 15 through September 30, 2004 and has recorded this amount as interest expense in the statement of operations.

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On September 14, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On September 22, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $800,000 of the $1,000,000 convertible debenture remains outstanding at September 30, 2004.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $1,000,000 for interest expense and $1,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized as of September 30, 2004 since they were immediately convertible and a portion was converted as of September 30, 2004 and management believes that the remaining $800,000 will be converted by the debenture holder.

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

At September 30, 2004, the Company has recorded $118,186 of accrued interest – long-term for the convertible debentures outstanding.

Equity Financing

For the nine month period ended September 30, 2004, the Company received $717,500 of cash proceeds, net of $134,500 of offering costs.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2004, our contractual obligations and commitments by type and period:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt:
Bank Loans	$36,859	$36,859	$--	$ --	$ --
Lease Payable	18,153	18,153	--	--	--

Total Short-Term Debt	$55,012	$55,012	$--	$ --	$ --

Long-Term Debt:
Convertible Debentures, net of discount	$950,000	$--	$950,000	$ --	$ --
Accrued Interest Payable	118,186	--	118,886	--	--

Total Long-Term Debt	$1,068,186	$--	$1,068,186	$ --	$ --

Total Debt	$1,123,198	$55,012	$1,068,186	$ --	$ --

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

PART II

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2004.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director. As of September 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2004 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $55,292 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2004. Such amounts are subject to potential federal tax liens.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by recording additional paid in capital.

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

In accordance with FAS 123, the Company has valued the preferred stock, based on the conversion rate and quoted trade price of the common stock on the grant date, at $135,000 which is recorded in operations in the nine months ended September 30, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

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

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. On May 17, 2004, $30,000 of the convertible debenture was converted into 3,000,000 shares of common stock at $0.01 per share (50% of the closing share price). On June 10, 2004, $85,000 of the convertible debenture was converted into 8,500,000 shares of common stock at $0.01 per share (50% of the closing share price). On July 19, 2004, $65,000 of the convertible debenture was converted into 6,500,000 shares of common stock at $0.01 per share (50% of the closing share price). At September 30, 2004, the remaining $70,000 of convertible debenture was outstanding.

In May 2004, the Company issued 1,200,000 shares of common stock at $0.01 per share to two investors for $12,000 of cash proceeds.

In May 2004, the Company issued 200,000 shares of common stock at $0.01 per share to an individual in exchange for a $2,000 subscription receivable.

In May 2004, the Company issued 700,000 shares of common stock at $0.01 per share to two individuals in exchange of oil chemical to be used by the Company.

In May and June 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share for services provided in relation to the Company becoming a Business Development Company.

In June 2004, the Company issued 1,090,909 shares of common stock at $.11 per share for $120,000 in accordance with the terms of a $10,000,000 commitment from an unrelated third party.

In June 2004, the Company issued 5,000,000 shares of common stock to PRI in consideration of the $400,000 due per the acquisition agreement.

In August 2004, the Company issued 909,090 shares of common stock at $.11 per share for $100,000 in accordance with the terms of a $10,000,000 commitment from an unrelated third party.

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. On September 14, 2004, $100,000 of the convertible debenture was converted into 10,000,000 shares of common stock at $0.01 per share (50% of the closing share price). On September 22, 2004, $100,000 of the convertible debenture was converted into 10,000,000 shares of common stock at $0.01 per share (50% of the closing share price). At September 30, 2004, the remaining $800,000 of convertible debenture was outstanding.

In September 2004, the Company issued 6,000,000 shares of common stock at $0.01 per share to three individuals in exchange for a $60,000 subscription receivable.

In September 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share to an individual for services provided. The service agreement between the Company and the individual incorrectly indicated that 200,000 shares were to be issued instead of 2,000,000 and the Company is in the process of correcting the agreement to reflect the 2,000,000 shares. The common stock was valued at the contemporaneous sales price of $0.01 per share or $20,000 and charged to consulting expense.

In September 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share to an individual in exchange for assets to be used by a Company investee. Accordingly, the $20,000 was recorded as an investment.

Common Stock Issuable:

At September 30, 2004, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In July 2004, the Company entered into a consulting agreement with a third party for services for a six month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of September 30, 2004, $15,000 of consulting fees were due but the Company paid only $6,000 of this amount, leaving a balance due of $9,000, comprised of $3,000 in cash and $6,000 in common stock due. Accordingly, the Company has recorded $9,000 as accounts payable in the accompanying Financial Statements as of September 30, 2004.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to a Vote of Securities Holders

None

Item 5. Other Information

In October 2004, Tom Baker resigned his position as a Director of the Company to pursue other business interests. There were no disagreements with the Company on any matters related to the Company’s operations, policies or practices. On October 5, 2004, Shane Travelier was appointed to the Board of Directors of the Company to fill a vacancy left by the resignation of Tom Baker. Mr. Travelier is a licensed CPA and brings an extensive background in service to public companies both as an independent auditor, then later as an officer and director. Additionally, Mr. Travelier has significant experience in relation to Business Development Company’s (“BDC”) and the Company will benefit from this experience in that it is a BDC. Mr. Travelier will be the designated “financial expert” for the Company and Chairman of the Audit Committee.

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit	Description
31.1	Certification by Principal Executive Officer

31.2	Certification of Principal Financial Officer

32	Certifications of Principal Executive and Financial Officer Pursuant to 906

(b)     Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

November 12 2004	BY: /S/ Charles Bitters —————————————— Charles Bitters Principal Executive Officer, Principal Financial Officer, Sole Director