Form 10KSB
period 2004-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2005-04-15
CIK 1111391

UNITED STATES SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2004

Commission File # 333-52812

AMERICAN ENERGY PRODUCTION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Revenues for year ended December 31, 2004: $40,010. Aggregate market value of the voting common stock held by non-affiliates of the registrant as of April 8, 2005 was $5,394,347 (298,030,234 shares at the bid price of $0.0181). Number of shares of the registrant’s common stock outstanding as of April 8, 2005 was 298,030,234.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward- looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company’s reports filed with the Commission. This Report contains “forward looking statements” relating to our company’s current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-K, Forms 10-Q, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “would”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, or “continue”, or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company’s control. Should one or more of these risks or uncertainties materialize or should our company’s underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company believes that potential acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

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

We have incurred net losses in prior years and this has resulted in a significant accumulated deficit and stockholders’ deficiency at December 31, 2004. We had net losses of $5,049,995 for the year ended December 31, 2004 and $1,939,035 for the year ended December 31, 2003. In addition, we had negative cash flows from operations of $511,266 for the year ended December 31, 2004 and $166,338 for the year ended December 31, 2003. At December 31, 2004, our current liabilities exceeded our current assets by $272,751, we had an accumulated deficit of $9,360,491 from previous business operations and we had a deficit accumulated during the development stage for our new business operations of $6,760,389. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues.

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

We have substantial current obligations and at December 31, 2004, we had $953,608 of total liabilities. The Company does not have sufficient cash resources to pay these obligations.

Our substantial debt obligations pose risks to our business and stockholders by:

•	making it more difficult for us to satisfy our obligations;

•	requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

•	impeding us from obtaining additional financing in the future for working capital, capital expenditures and general corporate purposes; and

•	making us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

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

EMPLOYEES

As of December 31, 2004, American Energy has 1 full-time employee, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2004, the address for the corporate offices is at 6073 Hwy 281 South, Mineral Wells, TX 76067.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2004.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director. As of December 31, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in fiscal 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit. The $149,500 was recorded as a Loss on Settlement in the accompanying Statement of Operations for the twelve months ended December 31, 2003 and as Due to Related Party in the accompanying Balance Sheet.

The Company has included $56,788 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2004. Such amounts are subject to potential federal tax liens.

During 2002, the Company cancelled various consulting contracts due to non-performance and demand was made for the return of these shares to the treasury. As of the issuance date of these financial statements, certain shares had been cancelled and returned to the treasury.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of April 8, 2005, American Energy had 298,030,234 shares of common stock issued and outstanding and had approximately 448 certificate stockholders of record. Additionally, the Company had 4,075,000 shares issuable. The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB for our fiscal 2004 year. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. The Company’s common stock, par value $0.0001 per share (the “Common Stock”), is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “AMEP”.

	Period	High	Low
First Quarter	2004	0.09	0.05
Second Quarter		0.07	0.02
Third Quarter		0.05	0.02
Fourth Quarter		0.03	0.01
First Quarter	2003	0.07	0.02
Second Quarter		0.10	0.03
Third Quarter		0.13	0.02
Fourth Quarter		0.11	0.07

The bid price of our common stock was $0.0181 per share on April 11, 2005.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES

In January 2004, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company has filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2004

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONSSPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Safe Harbor — The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-K.

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

GENERAL

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital. Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage — (See below). Prior to that, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share (See Recent Developments below).

As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company believes that potential acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2004, 2003 and 2002, the Company reported net losses of $5,049,995, $1,939,035 and $2,770,129, respectively. The Company is a development stage company and has had minimal revenues.

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

In accordance with BDC regulations, our majority-owned investees are not consolidated and accordingly, their financial information is not included in our accompanying audited Financial Statements. However, a significant portion of the proceeds received by the Company from the issuance of convertible debentures and the sale of common stock has been utilized as advances for our investees. The following represents unaudited supplemental information for the year ended December 31, 2004 for our majority-owned investees.

Description	Production Resources, Inc.	Bend Arch Petroleum, Inc.	Oil America Group, Inc.
Revenue	$ 163,988	$ 917,911	$ --
Operating Loss	(311,552)	(302,251)	--
Net Loss	$(311,552)	$(308,826)	$ --

The above unaudited supplemental information does not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations for our majority-owned investees.

RECENT DEVELOPMENTS

In January 2004, the Company’s Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective and the Company is registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company has filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation of our investments, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our audited financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent auditors’ reports to our financial statements for the years ended December 31, 2004, 2003 and 2002, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, net cash used in operations, stockholders’ deficiency, working capital deficiency, being in default on certain notes payable to banks and being in the development stage with minimal revenues raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during 2004. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of grant.

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

DEPRECIABLE AND DEPLETABLE USEFUL LIVES OF PROPERTY AND EQUIPMENT

Prior to electing BDC status and transferring oil and gas assets to investees, the Company used the successful efforts method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) were capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) were charged to operations. All capitalized costs of oil and gas properties were depleted using the units-of-production method based on total proved reserves. The capitalized cost of support equipment and fixtures were depreciated over their estimated useful life once they are placed into service.

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of oil and gas leases and property and equipment, no impairment charge has been recorded for the year ended December 31, 2004.

VALUATION OF INVESTMENTS

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

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment and effective November 2004, the Company acquired Oil America Group (See Note 4 — Investments in and Advances to Affiliates). Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost, which approximates estimated fair value as of December 31, 2004. The fair value of these investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the years ended December 31, 2004 and 2003.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $1,638,458 for the Period February 20, 2003 (Inception of Development Stage) through December 31, 2004 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $1,757,832 and expire in the years through 2024.

As discussed previously, on February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to February 20, 2003 will not be allowable and are not included in the above disclosures.

ESTIMATE OF RESERVES OF OIL AND GAS

Prior to electing BDC status and transferring oil and gas assets to investees, the Company used the successful efforts method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) are capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) are charged to operations. All capitalized costs of oil and gas properties were depleted using the units-of-production method based on total proved reserves.

On June 15, 2004, the Company assigned $2,074,498, or 100% of its oil and gas properties securing a $2,000,000 convertible debenture to a majority owned investee.

RESULTS OF OPERATIONS

Results of Operations

Fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003 and fiscal year ended December 31, 2003 compared to fiscal year ended December 31, 2002.

	Year Ended December 31,
	2004	2003	2002
Operating Income
Oil sales, net	$ 40,010	$ 6,648	$ --

Total Operating Income	40,010	6,648	--
Operating Expenses
Compensation	600,995	61,601	250,000
Consulting	256,934	997,463	2,335,938
Depletion	3,690	297	--
Depreciation	45,820	28,247	--
Equipment rental	42,000	21,000	--
General and administrative	61,682	48,657	366
Production	91,363	51,360	--
Professional	157,229	91,041	139,773
Website	28,550	327,750	--

Total Operating Expenses	1,288,263	1,627,415	2,726,077
Loss from Operations	(1,248,252)	(1,620,767)	(2,726,077)
Other Expense
Gain on settlement of debt	18,364	--	--
Other income	6,726	--	4,000
Interest expense	(3,820,828)	(145,264)	(38,102)
Payroll tax expense and penalties	(6,004)	(6,004)	(5,950)
Loss on settlement	--	(167,000)	(4,000)

Total Other Expense	(3,801,742)	(318,268)	(44,052)

Net Loss	$(5,049,995)	$(1,939,035)	$(2,770,129)

For the year ended December 31, 2004

Oil sales:

Oil sales increased $33,363, or 100%, to $40,010 for 2004 from $6,648 for 2003. Prior to electing BDC status and transferring oil and gas assets to a majority-owned investee, the Company previously sold crude oil under short-term agreements at prevailing market rates. Until February 20, 2003, the Company was actively seeking oil and gas leases for acquisition and operation and had no sales.

Operating Expenses:

Operating expenses decreased $339,153, or 434%, to $1,288,263 for 2003 from $1,627,415 for 2003. The decrease was primarily the result of a $740,529 decrease in consulting and a $299,200 decrease in website expense, offset by a $539,394 increase in compensation. The decrease in consulting and website expense was primarily from a decrease in stock issued for these services in 2004 as compared to 2003. The increase in compensation was primarily due to the issuance of 3,500,000 of Series A preferred stock in exchange for the conversion of indebtedness owed to the Company’s President. In accordance with APB 26, paragraph 20 and Practice Alert Bulletin 2000-1, the Company evaluated and recorded $480,995 excess of the value of the preferred stock, which was computed based on the conversion ratio and quoted trade price of the common stock on the settlement date, over the debt qualified as compensation expense and was recorded as such as of June 30, 2004 with an offset to additional paid-in capital.

Other Income (Expense):

Other income (expense) increased $3,483,475 of expense, or 2,630% to $3,801,742 for 2004 from $318,268 of expense for 2003. The increase was primarily due to a $3,675,565 increase in interest expense due to a convertible debenture beneficial conversion feature.

For the year ended December 31, 2003

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

Liquidity and Capital Resources

Cash and cash equivalents were $268,668 at December 31, 2004 as compared to $432 at December 31, 2003, and working capital deficit was $272,751 at December 31, 2004. The increase in cash was primarily from $1,850,000 of proceeds from the issuance of convertible debentures and $777,500 of net proceeds from the issuance of common stock, offset by $1,724,786 of net advances to the Company’s majority-owned investees.

Operating Activities

Cash used in operating activities was $511,266 for the year ended December 31, 2004 compared to cash used of $660,583 for the year ended December 31, 2003. Even though there was a $3,110,960 increase in the net loss for 2004 from 2003, there was an offsetting $3,696,361 adjustment for the beneficial conversion feature on convertible debentures.

Investing Activities

Cash used in investing activities was $1,831,820 for the year ended December 31, 2004 compared to $28,300 at December 31, 2003. The increase in cash used resulted primarily from a $1,724,786 increase in advances made by the Company for its majority-owned investees in 2004.

Financing Activities

Cash provided by financing activities was $2,611,318 for the year ended December 31, 2004 compared to cash provided of $156,029 for the year ended December 31, 2003. The increase in cash provided resulted primarily from $1,850,000 of proceeds from the issuance of convertible debentures and $777,500 of net proceeds from the issuance of common stock, offset by $1,724,786 of advances made by the Company to its majority-owned investees.

Our principal uses of cash to date have been for operating activities and we have funded our operations during fiscal years 2004 and 2003 primarily by incurring indebtedness in the form of convertible debentures and issuing common stock.

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

The following summarizes our debt obligations at December 31, 2004:

SHORT-TERM DEBT

Our short-term debt at December 31, 2004 and 2003 consisted of the following:

Lease Payable

	2004	2003
$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of December 31, 2004, the Company has recorded a total of $5,342 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of December 31, 2004, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 8 – Commitments and Contingencies and Note 9 – Related Party Transactions).

Notes payable – Banks

	2004	2003
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at
default rate of 18% per annum, due March 11, 2002. In Default at December 31,	$17,464	$17,464
2004
$42,000 bank line of credit, dated December 31, 2001, bearing interest at
prime plus 2% (6% at December 31, 2003), due on demand. In Default at December	--	41,799
31, 2003
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in
February 2006	13,318	--

	$31,282	$59,263

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at September 30, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. As of December 31, 2004, the Company has recorded a total of $10,223 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at December 31, 2004.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the accompanying Statement of Operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006. The loan is secured by the automobile and as of December 31, 2004, the balance outstanding is $13,818.

Loans and Note Payable Settlement with Related Party

Notes payable to related party at December 31, 2003 are payable to a former officer/director of the Company who is a principal stockholder as follows:

	2004	2003
Dated Oct. 18, 2000, interest at 6.5%, matured
Oct. 16, 2001, in default at December 31, 2003	$--	$8,392
Dated Mar. 21, 2001, interest at 6%, matured
March 21, 2003, in default at December 31, 2003	--	75,000
Dated Apr. 4, 2001, interest at 6%, matured
Apr. 4, 2002, in default at December 31, 2003	--	75,000
Dated Apr. 11, 2001, interest at 6%, matured
Apr. 11, 2002, in default at December 31, 2003	--	25,000
Dated Apr. 23, 2001, interest at 6.5%, matured
Apr. 23, 2002, in default at December 31, 2003	--	50,000
Dated Jun. 15, 2001, interest at 6%, matured
Jun3 15, 2002, in default at December 31, 2003	--	30,000
Dated July 6, 2001, interest at 6.5%, matured
December 6, 2001, in default at December 31, 2003	--	13,103
Dated July 6, 2001, interest at 6.5%, matured
December 6, 2001, in default at December 31, 2003	--	25,000
Dated July 13, 2001, interest at 6.5%, matured
December 13, 2001, in default at December 31, 2003	--	15,000
Dated July 20, 2001, interest at 6.5%, matured
December 20, 2001, in default at December 31, 2003	--	9,800
Dated Aug. 3, 2001, interest at 6.5%, matured
December 3, 2001, in default at December 31, 2003	--	18,000
Dated Aug. 21, 2001, interest at 6%, matured
December 21, 2001, in default at December 31, 2003	--	47,200
Dated Sep. 10, 2001, interest at 6.5%, matured
December 10, 2001, in default at December 31, 2003	--	20,000

	--	$411,495

Beginning in January of 2002 and through December 2003, the Company’s officer/director advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable – Related Party below, Note 10 – Related Party Transactions and Note 7 – Stockholders’ Equity (Deficiency).

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

6. LONG-TERM DEBT

Our long-term debt at December 31, 2004 and 2003 consisted of the following:

Convertible Note Payable

	2004	2003
$2,000,000 Convertible Note Payable, dated February 20, 2003,
bearing interest at 6% per annum and due July 25, 2007	$ --	$2,000,000

Convertible Debentures:

	2004	2003
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per
annum and due on December 1, 2005	$70,000	$ --
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000	--
$400,000 Convertible Debenture, dated August 17, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000	--
Less: Debt discount	(583,639)	--

	$286,361	$2,000,000

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at December 31, 2004.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of December 31, 2004, $208,715 was amortized to interest expense and a debt discount of $41,285 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding as of December 31, 2004.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of December 31, 2004, the Company has recorded $149,064 of amortization of the debt discount for the period from June 15 through December 31, 2004 and has recorded this amount as interest expense in the statement of operations with a remaining discount of $250,936 as of December 31, 2004.

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On September 14, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On September 22, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 8, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 12, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On November 4, 2004, the convertible debenture holder elected to convert $200,000 of the balance into common shares of the Company and as a result of the conversion, 20,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $400,000 of the original $1,000,000 convertible debenture remains outstanding as of December 31, 2004.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. As of December 31, 2004, $708,583 has been amortized to interest expense and a discount of $291,417 remains.

On February 20, 2003, the Company executed a $2,000,000 convertible note payable accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director. The maturity date was July 25, 2007. The convertible note payable was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

On January 5, 2004, the $2,000,000 convertible note payable was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below)

On June 15, 2004, the Company assigned the oil and gas properties secured by the $2,000,000 convertible debenture to its majority-owned affiliate Bend Arch. Accordingly, the $2,000,000 convertible debenture along with $77,589 of accrued interest was transferred to Bend Arch on June 15, 2004.

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

As of December 31, 2004, the Company has recorded $125,831 of accrued interest – long-term for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest – long-term balance as of December 31, 2004.

Equity Financing

For the years ended December 31, 2004, 2003 and 2002 the Company received $717,500, $217,323 and zero of proceeds, net of offering costs, from the issuance of common stock, respectively.

Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not had generating sufficient cash from operations to fund our operating activities through the end of fiscal 2004. Presently, as a BDC, our only source of revenues is through distributions from our majority-owned investees. We cannot assure you that we will receive distributions from our majority-owned investees, if any, and that borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business as a BDC and the success of our majority-owned investees. Additionally, any necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for interim financing and subsequent project financing, would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2004, our contractual obligations and commitments by type and period:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-Term Debt:
Lease Payable	$18,153	$18,153	$--	$ --	$ --
Note Payable - Banks	31,282	31,282	--	--	--

Total Short-Term Debt	$49,435	$49,435	$--	$ --	$ --

Long-Term Debt:
Convertible Debentures,
Net of discount	$286,361	$--	$286,361	$ --	$ --

Accrued Interest Payable	125,831	--	125,831	--	--

Total Long-Term Debt	$412,192	$--	$412,192	$ --	$ --

Total Debt	$861,627	$49,435	$412,192	$ --	$ --

2005 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt. Additionally, the Company as a BDC is highly dependent on the success of its majority-owned investees. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management or that the Company’s majority-owned affiliates will be successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s Financial Statements and Notes thereto are filed together with this report starting at Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 8A. Controls And Procedures.

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company’s principal executive officers and financial officers of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

As of the date this report is filed, our Company’s new principal executive officers and financial officers have made significant changes in the Company’s internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. In particular, the Company has adopted an independent audit committee, has committed funds for legal and accounting work and the preparation of financial statements and audits, and has brought the Company out of its dormant period as of May 2003, all of which enables our Company’s principal executive officers and financial officers to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

Item 8B. Other Information.

In January 2004, the Company’s Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective and the Company is registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. The Form 2-E filing disclosed that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of December 31, 2004, are set forth below. The directors hold office for their respective term and until there successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

Directors and Executive Officers

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company as of December 31, 2004.

Name	Age	Position	Years of Service
Charles Bitters	58	President, CEO,	3
		Sole Director

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The Directors named above will serve until the next annual meeting of the shareholders of the Company in the fiscal year 2005. Directors will be elected for one-year terms at each annual shareholder’s meeting.

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

FAMILY RELATIONSHIPS

Charles Bitters is the father of Amanda Bitters, Sole Director and Officer of Daambr Production Corporation, which owns 3,436,000 shares or approximately 1.2% of our stock.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate. The oil and gas properties were also transferred to that same majority-owned affiliate.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ending December 31, 2004 and 2003, the compensation awarded or paid by American Energy Production, Inc. to its Chief Executive Officer and any of the executive officers of American Energy whose total salary and bonus exceeded $100,000 US during such year (The “Named Executive Officers”):

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)
Charles Bitters	2002	$0	-0-	-0-	$250,000	-0-	-0-
CEO, President	2003	$60,000	-0-	-0-	-0-	-0-	-0-
And Director	2004	$120,000	-0-	-0-	-0-	-0-	-0-

There were no grants of Stock Options or of an SAR in 2004.

EMPLOYMENT AGREEMENTS

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. Additionally, the president and sole director advanced $23,770 of funds on behalf of the Company and the Company repaid $281,000 resulting in an accrual balance of $125,225 as of December 31, 2004, classified as a component of Due To Related Parties in the accompanying Financial Statements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of April 8, 2005, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

Name and Address	Shares Beneficially Owned Outstanding	Percentage of Shares
Reef Holdings Ltd.	26,000,000	8.7
Turks & Caicos Islands
Charles Bitters (3)	2,832,846	Less than 1%
President, CEO and Chairman
353 South Hackberry Ave
New Braunfels, TX 78130
Total ownership by our	2,832,846	Less than 1%
officers and directors
(one individual)

(1)     Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2)     Based on 298,030,234 shares of our Common Stock issued and outstanding as of April 8, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate. The oil and gas properties were also transferred to that same majority-owned affiliate.

During the year ended December 31, 2003, the Company’s president and sole director paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions were classified as Loan Payable – Officer. (See discussion below on January 5, 2004 for conversion of Loan Payable – Officer to Preferred Stock).

During the year ended December 31, 2003, the Company’s president and sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs. The Company’s president and sole director has personally guaranteed the obligation. As of December 31, 2004, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and sole director. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable – Related Party in the accompanying Financial Statements.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our sole officer/director free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. Additionally, the president and sole director advanced $23,770 of funds on behalf of the Company and the Company repaid $281,000 resulting in an accrual balance of $125,225 as of December 31, 2004, classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the year ended December 31, 2004 the Company advanced directly or indirectly, $1,724,786 of funds to its wholly-owned investees. This amount is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10- K:

Exhibit	Title	Location
3.1	Form N-54 Notification of	Incorporated by Reference
Election as a Business
Development Company dated January
12, 2004
3.2	Form 1-E Notification under	Incorporated by Reference
Regulation E dated January 14, 2004
31.1	Certification by Principal	Attached
Executive Officer
31.2	Certification of Principal	Attached
Financial Officer
32	Certifications of Principal	Attached
Executive and Financial Officer
Pursuant to 906

(b)     Reports on Form 8-K:

The following reports on Form 8-K were filed during the last quarter of the period covered by this Form 10-K.

Date	Items
October 5, 2004	5.02 and 9.01
November 12, 2004	2.01 and 9.01
December 27, 2004	4.02 and 9.01

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the years ended December 31, 2004 and 2003 for professional services rendered by Salberg & Company, P.A. (“Salberg”) for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2004 and 2003 was $33,000 and $64,000, respectively.

Audit-Related Fees.

The aggregate fees billed for the years ended December 31, 2004 and 2003 for assurance and related services by Salberg that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above was $900 and $0, respectively.

Tax Fees

No fees were billed for the years ended December 31, 2004 and 2003 for tax compliance, tax advice, or tax planning services by Salberg that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed for the years ended December 31, 2004 and 2003 for products and services provided by Salberg, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company’s standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Salberg. All the services performed by Salberg that are described above were pre-approved by the Company’s standing audit committee. None of the hours expended on Salberg’s engagement to audit the Company’s financial statements for the year ended December 31, 2004 were attributed to work performed by persons other than Salberg’s full-time, permanent employees.

   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of AMERICAN ENERGY PRODUCTION, INC., in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE
/s/ Charles Bitters	Principal Executive Officer,
Charles Bitters	Principal Financial Officer,	April 14, 2005
Sole Director

American Energy Production, Inc.
(A Development Stage Company)

Page No.
Report of Independent Registered Public Accounting Firm	2
Balance Sheet at December 31, 2004 and 2003	3-4
Statements of Operations for the years ended December 31, 2004, 2003 and 2002	5
Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended
December 31, 2004, 2003 and 2002	6-7
Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002	8-9
Schedule of Investments at December 31, 2004	10
Notes to Financial Statements	11-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

   To the Board of Directors and Shareholders of:
       American Energy Production, Inc. (a development stage company)

We have audited the accompanying balance sheet of American Energy Production, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2004, 2003 and 2002 and for the period from February 20, 2003 (inception of development stage) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in Note 4 to the financial statements, securities amounting to $2,596,786 (90% of total assets and 133% of net assets) have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Production, Inc. (a development stage company) at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 and for the period from February 20, 2003 (inception of development stage) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s recurring losses from operations and net loss in 2004 of $5,049,995, cash used in operation of $511,266 in 2004, working capital deficit of $272,751 at December 31, 2004, accumulated deficit from prior business operations and deficit accumulated during the development stage at December 31, 2004 of $9,360,491 and $6,760,389, respectively, raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 12, 2005

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet

	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$268,665	$432
Accounts receivable - related party	--	6,648

Total Current Assets	268,665	7,080

Property and equipment, net	34,923	2,013,856

Prepaid acquisition costs	--	38,041
Investments:
Investments in and advances to affiliates - majority-owned	2,596,786	--

Total Investments	$2,596,786	--

Total Assets	$2,900,374	$2,058,977

LIABILITIES
Current Liabilities
Cash overdraft	--	6,726
Accounts payable	264,354	249,675
Due to related parties	125,225	220,455
Accrued interest payable - current	45,609	85,846
Accrued payroll taxes and penalties	56,793	50,788
Lease payable	18,153	18,153
Notes payable - banks	31,282	59,262
Loan payable - officer	--	52,510
Notes payable - related party	--	411,495

Total Current Liabilities	541,416	1,154,910

Convertible note payable	--	2,000,000
Convertible debentures, net of discount	286,361	--
Accrued interest payable - long term	125,831	103,233

Total Long Term Liabilities	412,192	2,103,233

Total Liabilities	$953,608	$3,258,143

Commitments and Contingencies

See accompanying notes to financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet (Continued)

	December 31,
	2004	2003
Stockholders' Equity (Deficiency)
Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$400	$--
Common stock, $0.0001 par value, 500,000,000 shares authorized
269,530,234 and 93,051,449 shares issued and outstanding	26,953	9,305

Common stock issuable, $0.0001 par value, 4,075,000 and 8,575,000
shares	408	858
Additional paid in capital	18,041,885	9,907,456

Accumulated deficit	(9,360,491)	(9,360,491)
Deficit accumulated during development stage	(6,760,389)	(1,710,394)

	1,948,766	(1,153,266)

Less: Subscription Receivable	(2,000)	--

Less: Deferred stock based expenses	--	(45,900)

Total Stockholders' Equity (Deficiency)	1,946,766	(1,199,166)

Total Liabilities and Stockholders' Equity (Deficiency)	$2,900,374	$2,058,977

See accompanying notes to financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations

	Year Ended December 31,			Period from February 20, 2003 (Inception of Development Stage)
	2004	2003	2002	to December 31, 2004
Operating Income
Oil sales, net	$40,010	$6,648	$--	$46,658

Total Operating Income	40,010	6,648	--	46,658

Operating Expenses
Compensation	600,995	61,601	250,000	662,596
Consulting	256,934	997,463	2,335,938	1,086,934
Depletion	3,690	297	--	3,987
Depreciation	45,820	28,247	74,066
Equipment rental	42,000	21,000	366	63,000
General and administrative	61,682	48,656	--	110,339
Production	91,363	51,360	142,723
Professional	157,229	91,041	139,773	234,103
Website	28,550	327,750	--	322,583

Total Operating Expenses	1,288,263	1,627,415	2,726,077	2,700,331

Loss from Operations	(1,248,253)	(1,620,767)	(2,726,077)	(2,653,673)
Other Expense
Gain on settlement of debt	18,364	--	--	18,364
Other income	6,726	--	4,000	6,726
Interest expense	(3,820,828)	(145,264)	(38,102)	(3,953,647)
Payroll tax expense and penalties	(6,004)	(6,004)	(5,950)	(11,159)
Loss on settlement	--	(167,000)	(4,000)	(167,000)

Total Other Expense	(3,801,742)	(318,268)	(44,052)	(4,106,716)

Net Loss	$(5,049,995)	$(1,939,035)	$(2,770,129)	$(6,760,389)

Net Loss Per Share-Basic and Diluted	$(0.03)	$(0.03)	$(0.07)	$(0.05)

Weighted average Shares	184,212,699	72,996,905	37,458,105	124,212,105

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)

Years Ended December 31, 2004, 2003 and 2002

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares		Common Stock Amount	Issuable Shares	Issuable Amount	Subscription Receivable	Additional Paid In Capital	Accumulated Deficit	Accumulated Development Stage	Deferred Services	Deficit Stockholders’ Equity (Deficiency)
BALANCE AT DECEMBER 31, 2001		--		23,148,120	$2,315	--	$ --	$--	$3,321,505	($4,097,797)	$--	$--	($ 773,977)
Common stock issued for compensation	-	--		1,000,000	100	--	--	--	249,900	--	--	--	250,000
Common stock issued for consulting services	-	--		11,225,000	1,123	--	--	--	2,805,128	--	--	(359,896)	2,446,355
Common stock issued for 20% stock dividend	-	--		7,074,772	707	--	--	--	2,263,217	(2,263,924)	--	--	--
Net loss for year ended December 31, 2002	-	--		--	--	--	--	--	--	(2,770,129)	--	--	(2,770,129)
BALANCE AT DECEMBER 31, 2002	-	--		42,448,592	4,245	--	--	--	8,639,750	(9,131,850)	--	(359,896)	(847,751)
Common stock issued for services	-	--		27,300,000	2,730	--	--	--	1,025,070	--	--	(45,900)	981,900
Common stock issued for settlement	-	--		250,000	25	--	--	--	17,475	--	--	--	17,500
Common stock issued and issuable for cash,
net of offering costs $1,696,6	-	--		24,939,757	2,494	8,575,000	858	--	213,972	--	--	--	217,323
Common stock issued in exchange for chemical	-	--		1,000,000	100	--	--	--	10,900	--	--	--	11,000
Common stock cancelled	-	--		(2,886,900)	(289)	--	--	--	289	--	--	--	--
Amortization of deferred services	-	--		--	--	--	--	--	--	--	--	(359,896)	359,896
Net loss, year ended December 31, 2003	-	--		--	--	--	--	--	--	(228,641)	(1,710,394)	--	(1,939,035)
BALANCE AT DECEMBER 31, 2003	-	--	$	-- 93,051,449	9,305	8,575,000	$ 858	$--	$9,907,456	($9,360,491)	($1,710,394)	($ 45,900)	$(1,199,167)

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
Years Ended December 31, 2004, 2003 and 2002 (Continued)

	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Issuable Shares	Issuable Amount	Subscription Receivable	Additional Paid In Capital	Accumulated Deficit	Accumulated Development Stage	Deferred Services	Deficit Stockholders’ Equity (Deficiency)
BALANCE AT DECEMBER 31, 2003	--	$--	93,051,449	$9,305	8,575,000	$858	$ --	$9,907,456	($9,360,491)	($1,710,394)	($ 45,900)	($1,199,167)
Common stock issued for conversion of
convertible debentures	--	--	131,333,333	13,133	--	--	--	1,366,867	--	--	--	1,380,000
Common stock issued for subscription receivable	--	--	6,200,000	620	--	--	(2,000)	61,380	--	--	--	60,000
Convertible debentures beneficial conversion
feature value	--	--	--	--	--	--	--	4,280,000	--	--	--	4,280,000
Common stock issued for cash,	--
net of offering costs of $134,500	--	--	19,745,452	1,975	--	--	--	715,525	--	--	--	717,500
Common stock that was issuable at 12-31-03	--	--	8,500,000	850	(8,500,000)	(850)	--	--	--	--	--	--
Common stock issued upon conversion
of debentures for services	--	--	1,000,000	100	--	--	--	29,900	--	--	--	30,000
Common stock issued in exchange for chemical	--	--	700,000	70	--	--	--	25,930	--	--	--	26,000
Common stock issued for acquisition	--	--	5,000,000	500	4,000,000	400	--	471,100	--	--	--	472,000
Preferred stock issued for conversion of debt	3,500,000	350	--	--	--	--	--	528,182	--	--	--	528,532
Compensation expense in excess of debt to officer	--	--	--	--	--	--	--	480,995	--	--	--	480,995
Preferred stock issued for services	500,000	50	--	--	--	--	--	134,950	--	--	--	135,000
Common stock issued for services	--	--	2,000,000	200	--	--	--	19,800	--	--	--	20,000
Common stock issued in exchange for equipment	--	--	2,000,000	200	--	--	--	19,800	--	--	--	20,000
Amortization of deferred services	--	--	--	--	--	--	--	--	--	--	45,900	45,900
Net loss, year ended December 31, 2004	--	--	--	--	--	--	--	--	--	(5,049,995)	--	(5,049,995)
BALANCE AT DECEMBER 31, 2004	4,000,000	$400	269,530,234	$26,953	4,075,000	$408	($ 2,000	$18,041,885	($9,360,491)	($6,760,389)	$--	$1,946,766

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows

	2004	Year Ended December 31, 2003	2002	Period from February 20, 2003 (Inception of Development Stage) to December 31, 2004
Cash Flows From Operating Activities:
Net loss	$(5,049,995)	$(1,939,035)	$(2,770,129)	$(6,760,389)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for debt and services	185,000	981,900	2,696,356	951,555
Stock issued for equipment	20,000	--	--	20,000
Stock issued for chemical	26,000	11,000	--	37,000

Stock issued in settlement	--	17,500	--	17,500
Gain on settlement of debt	(18,364)	--	--	(18,364)
Loss on settlement	--	149,500	--	149,500
Interest expense related to convertible
debentures beneficial conversion feature	3,696,361	--	--	3,696,361
Comp expense in excess of debt to officer	480,995	--	--	480,995
Amortization of deferred services	45,900	359,896	--	405,796
Depreciation	45,820	28,247	--	74,066
Depletion	3,690	297	--	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	10,132	(6.648)	--	3,484
Decrease in cash overdraft	(6,726)	--	--	(6,726)
Increase in accounts payable	14,679	8,887	19,952	23,566
Decrease (increase)in due to related party	(95,230)	70,955	--	(24,276)
Increase in accrued interest payable	124,467	145,160	36,824	257,298
Increase in accrued payroll taxes payable	6,005	6,004	5,950	11,158

Net Cash Used In Operating Activities
	(511,266)	(166,337)	(11,047)	(677,489)
Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	38,041	(38,041)	--	--
Purchase of equipment	(145,074)	(33,900)	--	(178,975)
Prepaid advances to affiliates	(1,724,786)	--	--	(1,724,786)
Purchase of oil lease	--	8,500	--	(8,500)

Net Cash Used In Investing Activities	$(1,831,819)	$(80,441)	$--	$(1,912,261)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)

	2004	Year Ended December 31, 2003	2002	Period from February 20, 2003 (Inception of Development Stage) to December 31, 2004
Cash Flows From Financing Activities:
Proceeds from cash overdraft	--	--	526	--
Proceeds for note payable - officer
	--	32,297	10,481	32,070
Repayment of officer loan
	--	(115)	--	(115)
Proceeds from loan - other
	19,396	35,000	--	54,396
Repayment of loan proceeds - other
	(35,578)	(37,095)	--	(72,672)
Proceeds from issuance of convertible debentures
	1,850,000	--	--	1,850,000
Proceeds from issuance of
common stock, net of offering costs of $134,500
	777,500	217,323	--	994,823
Repayment of lease payable
	--	(200)	--	(87)

Net Cash Provided By Financing Activities	2,611,318	247,210	11,007	2,858,415

Net Increase(Increase) in Cash
	268,233	(432)	(40)	268,665
Cash at Beginning of Period
	432	--	40	--

Cash at End of Period	$268,665	$(432)	$--	$268,665

Cash interest paid	$124,467	$2000	25	$126,467

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$--	$2,000,000	$--	$2,000,000

Conversion of note payable to convertible debenture	2,000,000	--	--	2,000,000
Conversion of indebtedness to preferred stock	528,532	--	--	528,532
Conversion of conv debentures to common stock	1,380,000	--	--	1,380,000
Asset acquisition paid with conv. debenture and stock	800,000	--	--	800,000
Asset acquisition paid with stock	72,000	--	--	72,000
Common stock issued for subscription receivable	2,000	--	--	2,000
Stock Subscription receivable (23,964,530 shares)	--	--	--	--
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	2,074,498	--	--	2,074,498
Convertible debenture	2,000,000	--	--	2,000,000
Accrued interest payable	71,014	--	--	71,014

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
December 31, 2004

Portfolio Company	Industry	Title of Securities Held By The Company	Percentage of Class Held on a Fully Diluted Basis (2)	At December 31, 2004 Cost Fair Value
Control Investments - Majority Owned (1)
Production Resources, Inc.	Oil and Gas Production	Common Stock	100	$1,236,098	$1,236,098

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100	97,000	97,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100	1,263,688	1,263,688

Total Control Investments - Majority Owned				$2,596,786	$2,596,786

Total Investments				2,596,786	2,596,786
Unearned Income				--	--

Total Investments, net of Unearned Income				$2,596,786	$2,596,786

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
December 31, 2004

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

Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage — (See below). Prior to that, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share (See Note 11 – Subsequent Events).

As a BDC, the Company will be structured in a manner more consistent with its current business strategy. As a result, the Company is positioned to raise capital in a more efficient manner and to develop and expand its business interests. The Company believes that potential acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to the Company by its investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $5,049,995 and net cash used in operations of $511,266 for the year ended December 31, 2004 and a working capital deficiency of $272,751 and a deficit accumulated during the development stage of $6,760,389 at December 31, 2004. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

During the year ending December 31, 2004, the Company received $1,850,000 of proceeds from the issuance of convertible debentures authorized by the Form 1-E filing (See Note 6 – Long-Term Debt, Note 7 – Stockholders’ Equity (Deficiency) and Note 11 – Subsequent Events).

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

The accompanying financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies” since the Company elected to be regulated as a Business Development Company effective January 29, 2004.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

The Company’s investees have a concentration in the oil and gas business in Texas, USA.

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes the realizability of a note receivable, provision for uncollectible investor loans, impairment of property and equipment, evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock, the valuation of our investments and the valuation allowance for deferred tax assets.

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

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment and effective November 2004, the Company acquired Oil America Group (See Note 4 — Investments in and Advances to Affiliates). Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost, which approximates estimated fair value as of December 31, 2004. The fair value of these investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the years ended December 31, 2004 and 2003.

Oil and Gas Properties

Prior to electing BDC status and transferring oil and gas assets to investees, the Company used the successful efforts method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) are capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) are charged to operations. All capitalized costs of oil and gas properties were depleted using the units-of-production method based on total proved reserves.

On June 15, 2004, the Company assigned $2,074,498, or 100% of its oil and gas properties securing a $2,000,000 convertible debenture to a majority owned investee (See Note 4 – Investments).

Property and Equipment

Property and equipment is recorded at cost and depreciated over its estimated useful life, which range, from three to five years, using the straight line method. Property and Equipment owned by the Company prior to a June 15, 2004 transfer to Bend Arch Petroleum, Inc., a majority-owned investee (See Note 4 – Investments) is presented below.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the brother of the Company’s president and sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible note payable for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the note payable. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting discussed in Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price was allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

The Company has evaluated that the convertible note payable in accordance with EITF Issue No. 98-5 does not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

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

Payments from oil sales are remitted by customers, to the operator, who is a related party. The operator then remits these payments to the Company.

(B) Property and Equipment:

Capitalized Costs Relating to Oil and Gas Properties:

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

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based upon our evaluation, no impairment was determined for the years ended December 31, 2004 and 2003.

Beneficial Conversion Feature in Convertible Debentures

In accordance with EITF Issue 98-5, as amended by EITF 00-27, we must evaluate the potential effect of any beneficial conversion terms related to convertible instruments such as convertible debt or convertible preferred stock. The Company has issued convertible debentures. A beneficial conversion may exist if the holder, upon conversion, may receive instruments that exceed the value of the convertible instrument. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants, that may have been issued with the convertible instruments, conversion terms, value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of valuation techniques.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2004.

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

Revenue Recognition

Prior to electing BDC status and transferring oil and gas assets to an investee, the Company previously sold crude oil under short-term agreements at prevailing market rates. Revenue from oil sales is recognized at the point of sale, that is, when oil is extracted from the tanks. Generally this is the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectibility is reasonably assured.

Revenues from the current and future activities as a Business Development Company which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies”.

Concentration of Risk

One purchaser accounted for 100% of the Company’s oil sales in 2004 and 2003. Previously, the Company sold crude oil to customers in the United States and performed ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, accounts payable and notes payable, for which the carrying amounts approximate fair value. Long-term convertible debentures book value approximates fair value due to the market terms of the convertible debentures. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000.

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

Net Loss per Common Share

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional items to adjust the numerator or denominator in the EPS computations.

Accumulated Other Comprehensive Income

As of the date of these Financial Statements, we had no components of other comprehensive income as defined by Statement of Financial Accounting Standards No. 130.

Recent Accounting Developments

The Financial Accounting Standards Board (“FASB”) has recently issued several new accounting pronouncements, which may apply, to the Company.

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non-monetary Assets — An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25‘s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) will have an impact the financial statements if the Company issues stock options to the employees in the future.

Reclassifications

Certain amounts in the 2002 and 2003 financial statements have been reclassified to conform to the 2004 presentation.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of December 31, 2004, investments consisted of the following:

	Cost	Fair Value
Investments in Equity Securities	$2,596,786	$2,596,786
Less: Unearned Income	--	--

Total	$2,596,786	$2,596,786

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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a Business Development Company, the $800,000 purchase price for the capital stock of PRI has been recorded as an investment in affiliate – majority-owned. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount has been reclassed as a component of the investment in affiliate – majority-owned.

At December 31, 2004, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,236,098. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. The fair value of this investment is determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of December 31, 2004, the Company had made $1,263,688 of net advances on behalf of its majority-owned affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 6 – Long-term Debt and Note 10 – Related Party Transactions) of the Company’s president and director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

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

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. Additionally, the Company has made $25,000 of advances on behalf of its OAG. Including the advances, the total of $97,000 has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

OAG is now a majority-owned investee of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

5. SHORT-TERM DEBT

Our short-term debt at December 31, 2004 and 2003 consisted of the following:

Lease Payable

	2004	2003
$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of December 31, 2004, the Company has recorded a total of $5,342 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of December 31, 2004, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 9 – Commitments and Contingencies and Note 10 – Related Party Transactions).

Notes payable - Banks

	2004	2003
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31,
2004	$17,464	17,464

$42,000 bank line of credit, dated December 31, 2001, bearing interest at prime plus 2% (6% at December 31, 2003), due on demand. In Default at December
31, 2003	--	41,799
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in
February 2006	13,818	--

	$31,282	$59,263

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at September 30, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. As of December 31, 2004, the Company has recorded a total of $10,223 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at December 31, 2004.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the accompanying Statement of Operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006. The loan is secured by the automobile and as of December 31, 2004, the balance outstanding is $13,818.

Loans and Note Payable Settlement with Related Party

Notes payable to related party at December 31, 2004 and 2003 are payable to a former officer/director of the Company who is a principal stockholder as follows:

	2004		2003
Dated Oct. 18, 2000, interest at 6.5%, matured
Oct. 16, 2001,in default at December 31, 2003	$ --		$8,392
Dated Mar. 21, 2001, interest at 6%, matured
March 21, 2003, in default at December 31, 2003	--		75,000
Dated Apr. 4, 2001, interest at 6%, matured
Apr. 4, 2002, in default at December 31, 2003	--		75,000
Dated Apr. 11, 2001, interest at 6%, matured
Apr. 11, 2002, in default at December 31, 2003	--		25,000
Dated Apr. 23, 2001, interest at 6.5%, matured
Apr. 23, 2002, in default at December 31, 2003	--		50,000
Dated Jun. 15, 2001, interest at 6%, matured
Jun3 15, 2002, in default at December 31, 2003	--		30,000
Dated July 6, 2001, interest at 6.5%, matured
December 6, 2001, in default at December 31, 2003	--		13,103
Dated July 6, 2001, interest at 6.5%, matured
December 6, 2001, in default at December 31, 2003	--		25,000
Dated July 13, 2001, interest at 6.5%, matured
December 13, 2001, in default at December 31, 2003	--		15,000
Dated July 20, 2001, interest at 6.5%, matured
December 20, 2001, in default at December 31, 2003	--		9,800
Dated Aug. 3, 2001, interest at 6.5%, matured
December 3, 2001, in default at December 31, 2003		--	18,000
Dated Aug. 21, 2001, interest at 6%, matured
December 21, 2001, in default at December 31, 2003		--	47,200
Dated Sep. 10, 2001, interest at 6.5%, matured
December 10, 2001, in default at December 31, 2003		--	20,000

		$--	$411,495

Beginning in January of 2002 and through December 2003, the Company’s officer/director advanced the Company $52,625 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable – Related Party below, Note 10 – Related Party Transactions and Note 7 – Stockholders’ Equity (Deficiency).

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable had been payable to a former officer/director of the Company and who is a principal stockholder and has been transferred to the current president in a private transaction.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by recording additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares which was based on the quoted trade price per share of $0.09 on the settlement date (See Note 7 – Stockholders Equity (Deficiency).

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

6. LONG-TERM DEBT

Our long-term debt at December 31, 2004 and 2003 consisted of the following:

Convertible Note Payable

	2004	2003
$2,000,000 Convertible Note Payable, dated February 20, 2003,
bearing interest at 6% per annum and due July 25, 2007	$ --	$2,000,000

Convertible Debentures:

	2004	2003
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per
annum and due on December 1, 2005	$70,000	$ --

$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000	--
$400,000 Convertible Debenture, dated August 17, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000	--
Less: Debt discount	(583,639)	--

	$286,361	$ --

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at December 31, 2004.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of December 31, 2004, $208,715 was amortized to interest expense and a debt discount of $41,285 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding as of December 31, 2004.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of December 31, 2004, the Company has recorded $149,064 of amortization of the debt discount for the period from June 15 through December 31, 2004 and has recorded this amount as interest expense in the statement of operations with a remaining discount of $250,936 as of December 31, 2004.

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On September 14, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On September 22, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 8, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 12, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On November 4, 2004, the convertible debenture holder elected to convert $200,000 of the balance into common shares of the Company and as a result of the conversion, 20,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $400,000 of the original $1,000,000 convertible debenture remains outstanding as of December 31, 2004.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. As of December 31, 2004, $708,583 has been amortized to interest expense and a discount of $291,417 remains.

On February 20, 2003, the Company executed a $2,000,000 convertible note payable accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 9 – Related Party Transactions). The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

On January 5, 2004, the $2,000,000 convertible note payable was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debenture include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below)

On June 15, 2004, the Company assigned the oil and gas properties secured by the $2,000,000 convertible debenture to its majority-owned affiliate Bend Arch. Accordingly, the $2,000,000 convertible debenture along with $77,589 of accrued interest was transferred to Bend Arch on June 15, 2004 (See Note 4 — Investments in and Advances to Affiliates).

In January 2004, the Company received $600,000 in gross proceeds from the issuance of two convertible debentures, one for $100,000 and the other for $500,000. The terms of the convertible debentures include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. $100,000 of the convertible debentures was due and payable on March 14, 2004 and $500,000 was due and payable on December 31, 2004.

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

As of December 31, 2004, the Company has recorded $125,831 of accrued interest – long-term for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest – long-term balance as of December 31, 2004.

7. STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Structure

We were previously authorized to issue up to 100,000,000 shares of our common stock, $0.0001 par value per share, of which 269,530,234 and 93,051,449 were issued and outstanding as of December 31, 2004 and 2003, respectively. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 authorized share limit. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). As of December 31, 2004 and 2003, 4,075,000 and 8,075,000 shares were issuable as discussed below, respectively.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. At December 31, 2004, 4,000,000 preferred shares were issued and outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003 (See Note 5 – Short-Term Debt). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by recording additional paid in capital.

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

In accordance with FAS 123, the Company has valued the preferred stock, based on the conversion rate and quoted trade price of the common stock on the grant date, at $135,000 which is recorded in operations in the year ended December 31, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

Issuances of Common Stock:

On June 7, 2001 (the “Agreement Date”), the Company issued 25,000 fully vested common shares as a sign on bonus to a new employee. The shares were valued at the trading price of $2.00 on the Agreement Date resulting in a compensation expense of $50,000. Under a 90 day agreement dated July 11, 2001 (the “Agreement Date”) for promotional and marketing services, the Company issued 125,000 fully vested common shares and a stockholder paid the service provider 75,000 free trading shares. The trading price of the Company’s common stock on the Agreement Date was $1.40. The 75,000 shares are treated as contributed capital. The Company recognized an aggregate consulting expense on the Agreement Date of $280,000 based on the $1.40 fair market value of the stock.

On May 23, 2002, the Company approved an Employee Benefit Plan (“the Plan”) for the purpose of providing stock based awards to its employees as defined in the plan. Under the terms of the plan, the Board of Directors may discontinue the plan at any time and no employee has any rights to be granted shares under the plan.

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

As a result of the Regulation “S” offering discussed above, in total, the Company issued 32,939,757 shares of common stock and recognized $211,824 of net proceeds.

On October 15, 2003, the Company’s Board of Directors adopted a resolution to increase the number of shares allowed to be sold under the terms of the Regulation “S” stock offering to 35,000,000 shares.

In January 2004, 8,500,000 of previously cancelled shares were reissued with an approved vote to increase the authorized shares (See above).

During 2004, 131,333,333 shares of common stock were issued from the conversion of $1,410,000 of convertible debentures discussed above (see Note 6).

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

In May 2004, the Company issued 700,000 shares of common stock at $0.01 per share to two individuals in exchange of oil chemical to be used by the Company. The stock was valued at the quoted trade price of $0.037 per share or $26,000 and charged to the Statement of Operations.

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

In September 2004, the Company issued 6,000,000 shares of common stock at $0.01 per share to three individuals in exchange for a $60,000 subscription receivable. In October 2004, the Company received $60,000 of cash proceeds from the three individuals in payment of the subscription receivable.

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

In December 2003, 8,500,000 of the 21,964,530 shares issued from the Regulation “S” offering were cancelled because the Company had over sold its authorized maximum of 100,000,000 common shares. As a result, the Company has reclassed these shares as issuable. On December 18, 2003, the shareholders of the Company approved an increase in the authorized shares from 100,000,000 to 500,000,000.

As of December 31, 2004, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In July 2004, the Company entered into a consulting agreement with a third party for services during a six month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of December 31, 2004.

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. The shares have not been issued and have been recorded as Common Stock Issuable as of December 31, 2004.

Common Stock Cancelled:

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

In December 2003, 8,500,000 of the 21,964,530 shares issued from the Regulation “S” offering were cancelled because the Company had over sold its authorized maximum of 100,000,000 common shares. As a result, the Company has reclassed these shares as issuable. On December 18, 2003, the shareholders of the Company approved an increase in the authorized shares from 100,000,000 to 500,000,000 (See Capital Structure above).

8. INCOME TAXES

There was no income tax during 2004 and 2003 due to the Company’s net loss.

The Company’s tax expense differs from the “expected” tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

2004 2003 2002

Computed "expected" tax expense (benefit)	$(1,716,998)	$(581,534)	$(941,844)
Stock based issuances	78,540	462,161	916,761
Change in valuation allowance	1,638,458	119,373	25,083

	$-	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:

	2004	2003
Deferred tax assets
Net operating loss	$1,757,832	$351,098

Total deferred tax assets	1,757,832	351,098
Valuation allowance	(1,752,832)	(351,098)

Net deferred tax asset	$--	$--

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance has been increased by $1,638,458 for the period February 20, 2003 (Inception of development stage) through December 31, 2004 as a result of increased net operating losses. Net operating loss carry-forwards aggregate approximately $1,757,832 and expire in years through 2024. As discussed previously, on February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to February 20, 2003 will not be allowable and are not included in the above disclosures.

9. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2004.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 5 – Short-Term Debt and Note 10 – Related Party Transactions). As of December 31, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $56,793 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2004. Such amounts are subject to potential federal tax liens.

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

10. RELATED PARTY TRANSACTIONS

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate (See Note 6 – Long-Term Debt). The oil and gas properties were also transferred to that same majority-owned affiliate (See Note 4 — Investments).

During the year ended December 31, 2003, the Company’s president and sole director paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions were classified as Loan Payable – Officer. (See discussion below on January 5, 2004 for conversion of Loan Payable – Officer to Preferred Stock).

During the year ended December 31, 2003, the Company’s president and sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 5 – Short-Term Debt and Note 9 – Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of December 31, 2004, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and sole director. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable – Related Party in the accompanying Financial Statements.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our sole officer/director free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. Additionally, the president and sole director advanced $23,770 of funds on behalf of the Company and the Company repaid $281,000 resulting in an accrual balance of $125,225 as of December 31, 2004, classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the year ended December 31, 2004 the Company advanced directly or indirectly, $1,724,786 of funds to its wholly-owned investees. This amount is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned.

11. SUBSEQUENT EVENTS

Previously, the Company’s Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective and the Company is registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company has filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

Through April 8,2005 the Company issued an additional 26,000,000 shares from the conversion of convertible debentures.