Form 10-Q
period 2005-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2005-05-23
CIK 1111391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
Yes [X] No [ ]

The number of shares outstanding of the Company’s common stock outstanding on May 15, 2005: 298,030,234

AMERICAN ENERGY PRODUCTION, INC.

FORM 10-Q

Table of Contents

PART	I	-	FINANCIAL INFORMATION
Item	1	-	Financial Statements	1
Item	2	-	Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item	3	-	Controls and Procedures	41
PART	II	-	OTHER INFORMATION
Item	1	-	Legal Proceedings	41
Item	2	-	Changes in Securities	42
Item	3	-	Defaults upon Senior Securities	42
Item	4	-	Submission of Matters to a Vote of Security Holders	42
Item	5	-	Other Information	42
Item	6	-	Exhibits and Reports on Form 8-K	43
		-	SIGNATURES	43

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are our following unaudited financial statements:

Balance Sheet (Unaudited) at March 31, 2005

Statements of Operations (Unaudited) for the three months ended March 31, 2005 and 2004

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2005 and 2004

Schedule of Investments (Unaudited) at March 31, 2005

Notes to Financial Statements (Unaudited)

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
March 31, 2005
(Unaudited)

ASSETS
Current Assets
Cash	$58,912

Total Current Assets	58,912
Property and equipment, net	32,977

Investments:
Investments in and advances to affiliates - majority-owned	2,726,592

Total Investments	2,726,592

Total Assets	$2,818,481

LIABILITIES
Current Liabilities
Accounts payable	$270,533
Due to related parties	111,225
Convertible debentures, net of discount	256,285
Accrued interest payable	185,106
Accrued payroll taxes and penalties	58,294
Lease payable	18,153
Notes payable - banks	26,782

Total Current Liabilities	926,378

Commitments and Contingencies (Note 7)

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A evelopment Stage Company)
Balance Sheet
(Continued)
March 31, 2005
(Unaudited)

Stockholders' Equity
Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$400
Common stock, $0.0001 par value, 500,000,000 shares authorized
298,030,234 shares issued and outstanding	29,803
Common stock issuable, $0.0001 par value, 4,075,000 shares	408
Additional paid in capital	18,464,035
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(7,215,052)

1,919,103
Less: Subscription Receivable	(27,000)

Total Stockholders' Equity	1,892,103

Total Liabilities and Stockholders' Equity	$2,818,481

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Ended Months 31, March		Period from February 20, 2003 (Inception of Development Stage) to March 31,
	2005	2004	2005
Operating Income
Oil sales, net	$--	$22,462	$46,658

Total Operating Income	--	22,462	46,658
Operating Expenses
Compensation	30,000	30,000	692,596
Consulting	28,000	104,150	1,114,934
Depletion	--	1,926	3,987
Depreciation	1,946	19,923	76,013
Equipment rental	--	10,500	63,000
General and administrative	4,479	47,107	114,817
Production	--	52,472	142,723
Professional	5,147	61,063	239,250
Website	--	29,750	322,583

Total Operating Expenses	69,572	356,891	2,769,903

Loss from Operations	(69,572)	(334,429)	(2,723,245)
Other Expense
Gain on settlement of debt	--	--	18,364
Other income	--	--	6,726
Interest expense	(383,590)	(2,675,750)	(4,337,237)
Payroll tax expense and penalties
	(1,501)	(1,501)	(12,660)
Loss on settlement	--	--	(167,000)

Total Other Expense	(385,091)	(2,677,251)	(4,491,807)

Net Loss	$(454,663)	$(3,011,680)	$(7,215,052)

Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.03)	$(0.05)

Weighted average Shares	273,519,123	110,403,263	150,125,144

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows
Unaudited)

	Three Months Ended March 31,		Period from February 20, 2003 (Inception of Development Stage)
	2005	2004	to March 31, 2005
Cash Flows From Operating Activities:
Net loss	$(454,663)	$(3,011,680)	$(7,215,052)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for debt and services	--	55,500	951,555
Stock issued for equipment	--	--	20,000

Stock issued for chemical	--	--	37,000

Stock issued in settlement	--	--	17,500

Gain on settlement of debt	--	--	(18,364)
Loss on settlement
	--	--	149,500
Interest expense related to convertible
debentures beneficial conversion feature	369,924	2,630,000	4,066,285
Compensation expense in excess of debt to officer	--	--	480,995

Amortization of deferred services	--	45,900	405,796

Depreciation	1,946	19,923	76,013
Depletion	--	1,926	3,987

Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	--	6,648	3,484
Decrease in cash overdraft	--	--	(6,726)

Increase in accounts payable	6,179	11,260	29,745

Decrease in due to related party	(14,000)	(22,426)	(38,276)

Increase in accrued interest payable	13,665	45,751	270,963

Increase in accrued payroll taxes payable	1,502	1,502	12,660

Net Cash Used In Operating Activities	(75,447)	(215,696)	(752,935)
Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	--	(386,522)	--
Purchase of equipment	--	(16,600)	(178,975)

Advances to affiliates/investees	(129,806)	--	(1,854,592)

Purchase of oil lease	--	--	(8,500)

Net Cash Used In Investing Activities	$(129,806)	$(403,122)	$(2,042,067)

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

	Three Months Ended March 31,		Period from February 20, 2003 (Inception of Development Stage)
	2005	2004	to March 31, 2005
Cash Flows From Financing Activities:
Proceeds from cash overdraft	--	--	--
Proceeds for note payable - officer	--	--	32,070

Repayment of officer loan	--	--	(115)

Proceeds from loan - other	--	--	54,396
Repayment of loan proceeds - other	(4,500)	--	(77,172)
Proceeds from issuance of convertible debentures	--	600,000	1,850,000

Proceeds from issuance of
common stock, net of offering costs of $134,500	--	300,000	994,823
Repayment of lease payable	--	--	(87)

Net Cash Provided By Financing Activities	(4,500)	900,000	2,853,915

Net (Decrease) Increase in Cash	(209,753)	281,182	58,912

Cash at Beginning of Period
	268,665	432	--

Cash at End of Period	$58,912	$281,614	$58,912

Cash interest paid	$--	$45,750	$47,750
Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$--	$--	$2,000,000
Conversion of note payable to convertible debenture	--	2,000,000	2,000,000
Conversion of indebtedness to preferred stock	--	528,532	528,532
Conversion of convertible debentures to common stock	400,000	300,000	1,780,000
Asset acquisition paid with conv. debenture and stock	--	--	800,000
Asset acquisition paid with stock	--	--	72,000
Common stock issued for subscription receivable	25,000	--	27,000
Stock Subscription receivable (23,964,530 shares)	--	--	--
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	--	--	2,074,498

Convertible debenture	--	--	2,000,000

Accrued interest payable	--	--	71,014

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
March 1, 2005
Unaudited)

Portfolio Company	Industry	Title of Securities Held By The Company	Percentage of Class Held on a Fully Diluted Basis (2)	At March 31, 2005 Cost Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$1,268,598	$1,268,598

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	117,000	117,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	1,263,688	1,263,688

AMEP Strategic Investments, Inc.	Investment	Common Stock	100%	77,306	77,306

Total Control Investments - Majority Owned				$2,726,592	$2,726,592

Total Investments				2,726,592	2,726,592

Unearned Income				--	--

Total Investments, net of Unearned Income				$2,726,592	$2,726,592

(1)     Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company. If we own 100% of a Company, it is presented as majority owned. (2) All common stock is in private companies, non-income producing and restricted at the relevant period end.

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

1. HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (“the Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

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

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the Act. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $454,663 and net cash used in operations of $75,447 for the three months ended March 31, 2005 and a working capital deficiency of $867,466 and a deficit accumulated during the development stage of $7,215,052 at March 31, 2005. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

The Company is in the process of exploring financing sources but has not obtained any definitive commitments as of the date of these financial statements. As a result, we cannot provide assurance that we will have sufficient resources to cover our working capital requirements for the next twelve months.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

The accompanying unaudited financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies” since the Company elected to be regulated as a Business Development Company effective January 29, 2004.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion, however, that all material adjustments (consisting of normal recurring adjustments and certain non-recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2004 included in the Company’s Form 10-K.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

The Company’s investees have a concentration in the oil and gas business in Texas, USA.

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes, evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock, the valuation of our investments and the valuation allowance for deferred tax assets.

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
March 31, 2005
(Unaudited)

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment, effective November 2004, the Company acquired Oil America Group and in January 2005, the Company formed a new controlled entity for purposes of holding this entity as an investment (See Note 4 — Investments in and Advances to Affiliates). Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost, which approximates estimated fair value as of March 31, 2005. The fair value of these investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the three months ended March 31, 2005.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at March 31, 2005.

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
March 31, 2005
(Unaudited)

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
March 31, 2005
(Unaudited)

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

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

4. INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2005, investments consisted of the following:

	Cost	Fair Value
Investments in Equity Securities	$2,726,592	$2,726,592
Less: Unearned Income	--	--
Total	$2,726,592	$2,726,592

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

At March 31, 2005, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,268,598. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. The fair value of this investment is determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

As of March 31, 2005, the Company had made $1,263,688 of net advances on behalf of its majority-owned affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 5 – Debt and Note 8 – Related Party Transactions) of the Company’s president and director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

The Company had evaluated that the convertible promissory note in accordance with EITF Issue No. 98-5 did not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

On January 5, 2004, the $2,000,000 convertible promissory note (See Note 5 – Debt) was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and conversion at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert.

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

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. Additionally, the Company has made $45,000 of advances on behalf of its OAG. Including the advances, the total of $117,000 has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

OAG is now a majority-owned investee of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

As of March 31, 2005, the Company had made $77,306 of net advances on behalf of its majority-owned affiliate, AMEP Strategic Investments, Inc., (“AMEP Strategic”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

5. DEBT

Our debt at March 31, 2005 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of March 31, 2005, the Company has recorded a total of $5,907 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of March 31, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 7 – Commitments and Contingencies and Note 8 – Related Party Transactions).

Notes payable – Banks

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at March 31,
2005	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in
February 2006	9,318

$26,782

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,463 is outstanding at March 31, 2005. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. As of March 31, 2005, the Company has recorded a total of $11,203 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at March 31, 2005.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the accompanying Statement of Operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006. The loan is secured by the automobile and as of March 31, 2005, the balance outstanding is $9,318.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

Loans and Note Payable Settlement with Related Party

Beginning in January of 2002 and through December 2003, the Company’s officer/director advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable – Related Party below, Note 6 – Stockholders’ Equity and Note 8 – Related Party Transactions.

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable had been payable to a former officer/director of the Company and who is a principal stockholder and has been transferred to the current president in a private transaction.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party (see above) and $411,495 of Note Payable – related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by recording additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares which was based on the quoted trade price per share of $0.09 on the settlement date (See Note 6 – Stockholders Equity.

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

Convertible Debentures:

$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per	$70,000
annum and due on December 1, 2005
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000
Less: Debt discount	(213,715)

$256,285

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at March 31, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of March 31, 2005, $219,806 was amortized to interest expense and a debt discount of $30,194 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding as of March 31, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of March 31, 2005, $216,479 was amortized to interest expense and a debt discount of $183,521 remains as of March 31, 2005.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On September 14, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On September 22, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 8, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 12, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On November 4, 2004, the convertible debenture holder elected to convert $200,000 of the balance into common shares of the Company and as a result of the conversion, 20,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On January 18, 2005, the convertible debenture holder elected to convert $38,462 of the balance into common shares of the Company and as a result of the conversion, 2,500,000 shares of common stock were issued at $0.015386 per share. On January 31, 2005, the convertible debenture holder elected to convert $38,462 of the balance into common shares of the Company and as a result of the conversion, 2,500,000 shares of common stock were issued at $0.015386 per share. On February 2, 2005, the convertible debenture holder elected to convert $153,846 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.015386 per share. On February 14, 2005, the convertible debenture holder elected to convert $169,231 of the balance into common shares of the Company and as a result of the conversion, 11,000,000 shares of common stock were issued at $0.015386 per share.

As a result of the above conversions, none of the $1,000,000 convertible debenture remains outstanding as of March 31, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. All of $1,000,000 has been amortized to interest expense as of March 31, 2005.

On February 20, 2003, the Company executed a $2,000,000 convertible note payable accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 8 – Related Party Transactions). The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

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
March 31, 2005
(Unaudited)

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

As of March 31, 2005, the Company has recorded $133,721 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of March 31, 2005.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

6. STOCKHOLDERS’ EQUITY

Capital Structure

We were previously authorized to issue up to 100,000,000 shares of our common stock, $0.0001 par value per share, of which 298,030,234 were issued and outstanding as of March 31, 2005. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 authorized share limit. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). As of March 31, 2005, 4,075,000 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of March 31, 2005, 4,000,000 preferred shares were issued and outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable – related party and $411,495 of Note Payable – related party balances as recorded at December 31, 2003 (See Note 5 – Debt). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by recording additional paid in capital.

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

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

In accordance with FAS 123, the Company has valued the preferred stock, based on the conversion rate and quoted trade price of the common stock on the grant date, at $135,000 which was recorded in operations for the year ended December 31, 2004 with an offset to additional paid-in capital. Due to the valuation method of the preferred stock, there was no remaining value for a beneficial conversion feature.

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
March 31, 2005
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
March 31, 2005
(Unaudited)

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

During 2004, 131,333,333 shares of common stock were issued from the conversion of $1,410,000 of convertible debentures discussed above (see Note 5 — Debt).

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
March 31, 2005
(Unaudited)

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

In January and February 2005, the Company issued a total of 26,000,000 shares of common stock at $0.015386 per share from the conversion of convertible debentures.

In March 2005, the Company issued $2,500,000 shares of common stock at $0.01 per share to an entity in exchange for a $25,000 subscription receivable.

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
March 31, 2005
(Unaudited)

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

As of March 31, 2005, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In July 2004, the Company entered into a consulting agreement with a third party for services during a six month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of March 31, 2005.

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. The shares have not been issued and have been recorded as Common Stock Issuable as of March 31, 2005.

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
March 31, 2005
(Unaudited)

7. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2005.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 5 – Debt and Note 7 – Related Party Transactions). As of March 31, 2005 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $58,294 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2005. Such amounts are subject to potential federal tax liens. We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. In order to maintain our status as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2004 and December 31, 2013, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2004 and December 31, 2013) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains.

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

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

8. RELATED PARTY TRANSACTIONS

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company’s president and sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate (See Note 6 – Debt). The oil and gas properties were also transferred to that same majority-owned affiliate (See Note 4 — Investments).

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

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 5 – Debt and Note 7 – Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of March 31, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

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

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. Additionally, the president and sole director advanced $23,770 of funds on behalf of the Company and the Company repaid $295,000 resulting in an accrual balance of $111,225 as of March 31, 2005, classified as a component of Due To Related Parties in the accompanying Financial Statements.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)

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

During the three months ended March 31, 2005, the Company advanced directly or indirectly, $129,806 of funds to its wholly-owned investees. This amount is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2004.

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

GENERAL

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. We anticipate that our investees will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

Prior to becoming a business development company effective in January 2004, we were engaged directly in the above activities since February 20, 2003, when we acquired certain oil assets and began our new development stage — (See below). Prior to that, we were f/k/a Communicate Now.com, Inc. and were incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, we changed our corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, we entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, we filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (“the Act”), to be subject to the provisions of section 55 through 65 of the Act. We have determined that our operating model best approximates that of an investment company and intend to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and we filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the our intent to sell up to $4,000,000 of common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. We are presently registered as an Investment Company under the Act and as such, authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, our Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, we filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the termination of the offering. The Form 2-E filing discloses that we received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of our $0.001 par value common stock.

As a BDC, we are structured in a manner more consistent with our current business strategy. As a result, we are positioned to raise capital in a more efficient manner and to develop and expand our business interests. The Company believes that potential acquisitions, in total, will enhance value to stockholders through capital appreciation and payments of dividends to us by our investee companies.

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the Act. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has indicated, in their audit opinion for the years ended December 31, 2004 and 2003 that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 2 to our accompanying March 31, 2005 interim unaudited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders’ deficiency at March 31, 2005. We had a net loss of $454,663 and net cash used in operations of $75,447 for the three months ended March 31, 2005 and a working capital deficiency of $867,466, and a deficit accumulated during the development stage of $7,215,052 at March 31, 2005. The Company is also in default on a note to a bank and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the evaluation of the beneficial conversion feature in convertible debentures and preferred stock and investments. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-Q for the interim period ended March 31, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The Independent Registered Public Accounting Firms’ reports to our financial statements for the year ended December 31, 2004 and December 31, 2003, include an emphasis paragraph in addition to their audit opinion stating that our recurring losses from operations, cash used in operations, working capital deficit and deficit accumulated during the development stage raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK AND OTHER EQUITY INSTRUMENTS

The Company issued common stock in non-cash transactions during the three months ended March 31, 2005. The measurement date and period of recognition for various issuances is dependent on the individual facts and circumstances and various authoritative GAAP guidance. For these issuances, valuation is generally determined based on the fair market value of the instrument on the measurement date. For capital stock, values are generally determined based on quoted trading prices or comparable private placement transactions, as applicable, while for instruments such as warrants, valuation in generally determined through the use of option pricing models. As the Company has historically issued various instruments for services, these valuations generally have a material impact on our results of operations.

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

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment, effective November 2004, the Company acquired Oil America Group and in January 2005, the Company formed a new controlled entity for purposes of holding this entity as an investment. Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost, which approximates estimated fair value as of March 31, 2005. The fair value of these investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the three months ended March 31, 2005.

RESULTS OF OPERATIONS

Financial Analysis of the Three Months Ended March 31, 2005 and 2004

	Three Months Ended March 31,
	2005	2004
Operating Income
Oil sales, net	$--	$22,462

Total Operating Income
	--	22,462
Operating Expenses
Compensation	30,000	30,000
Consulting	28,000	104,150
Depletion	--	1,926
Depreciation	1,946	19,923
Equipment rental	--	10,500
General and administrative	4,479	47,107
Production	--	52,472
Professional	5,147	61,063
Website	--	29,750

Total Operating Expenses	69,572	356,891

Loss from Operations	(69,572)	(334,429)

Other Expense
Interest expense	(383,590)	(2,675,750)
Payroll tax expense and penalties	(1,501)	(1,501)

Total Other Expense
	(385,091)	(2,677,251)

Net Loss	$(454,663)	$(3,011,680)

Three Months Ended March 31, 2005:

Revenue:

Operating revenue decreased $22,462, or 100% to zero for the three months ended March 31, 2005 from $22,462 for the three months ended March 31, 2004. The Company is a Business Development Company (“BDC”) with investments in oil and gas production companies and has no sales by itself and the revenue in 2004 was prior to the Company becoming a BDC.

Operating Expenses:

Operating expenses decreased $287,319, or 745% to $69,572 for the three months ended March 31, 2005 from $356,891 for the three months ended March 31, 2004. The decrease was primarily the result of a $76,150 decrease in consulting, a $55,916 decrease in professional, a $29,750 decrease in website expense and a $52,472 decrease in production. The decrease in consulting, professional and website expense was primarily the result of a decrease in stock issued for services in 2005 as compared to 2004. The decrease in production was the result of the Company’s election to become a BDC in January 2005.

Other Expense:

Other expense decreased $2,292,160, or 86% to $385,091 for the three months ended March 31, 2005 from $2,677,251 for the three months ended March 31, 2004. The decrease was entirely from a decrease in interest expense in relation to a beneficial conversion feature for convertible debentures issued in 2004 as the exercise price was less than the fair value of the Company’s common stock on the measurement date.

Liquidity and Capital Resources

Cash and cash equivalents were $58,912 at March 31, 2005 as compared to $268,665 at December 31, 2004, and working capital deficit was $867,466 at March 31, 2005 as compared to $918,685 at December 31, 2004. The decrease in cash was primarily the result of the Company making advances of $129,806 to its majority-owned affiliates. The increase in the working capital deficit from December 31, 2004 was primarily the result of the decrease in cash as discussed above.

Operating Activities: Net cash used in operating activities was $75,447 for the three months ended March 31, 2005 while cash that was used in operating activities was $215,696 for the three months ended March 31, 2004. The decrease in cash used in operations resulted primarily due to the fact of a decrease in the net loss, offset by a decrease in interest expense related to a beneficial conversion feature.

Investing Activities: Cash used in investing activities was $129,806 for the three months ended March 31, 2005 while cash used in investing activities was $403,122 for the three months ended March 31, 2004. The decrease in cash used in investing activities was primarily the result of $386,522 of prepaid acquisition cost disbursements in 2004, offset by $129,806 of advances to affiliates in 2005.

Financing Activities: Cash flows used in financing activities was $4,500 for the three months ended March 31, 2005 while cash provided by financing activities was $900,000 for the three months ended March 31, 2005. The decrease in cash provided by financing activities was primarily due that in 2004, the Company received $600,000 of cash proceeds from the issuance of convertible debentures and $300,000 of cash proceeds from the sale of common stock.

DEBT

Our debt at March 31, 2005 consisted of the following:

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

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of September 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable – Banks

$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at March 31,
2005	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in
February 2006	9,318

$26,782

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,464 is outstanding at September 30, 2004. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. As of March 31, 2005, the Company has recorded a total of $11,203 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at March 31, 2005.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 was recorded as a gain on settlement of debt in the statement of operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006. The loan is secured by the automobile and as of March 31, 2005, the balance outstanding is $9,318.

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

Convertible Debentures:

$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per
annum and due on December 1, 2005	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per
annum and due on December 1, 2005	400,000
Less: Debt discount	(213,715)

$256,285

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at March 31, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $250,000 for interest expense and $250,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was recognized as of June 30, 2004 since they were immediately convertible and a substantial portion was converted as of June 30, 2004. As of March 31, 2005, $219,806 was amortized to interest expense and a debt discount of $30,194 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding at March 31, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of March 31, 2005, $216,479 was amortized to interest expense and a debt discount of $183,521 remains as of March 31, 2005. In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On September 14, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On September 22, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 8, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 12, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On November 4, 2004, the convertible debenture holder elected to convert $200,000 of the balance into common shares of the Company and as a result of the conversion, 20,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On January 18, 2005, the convertible debenture holder elected to convert $38,462 of the balance into common shares of the Company and as a result of the conversion, 2,500,000 shares of common stock were issued at $0.015386 per share. On January 31, 2005, the convertible debenture holder elected to convert $38,462 of the balance into common shares of the Company and as a result of the conversion, 2,500,000 shares of common stock were issued at $0.015386 per share. On February 2, 2005, the convertible debenture holder elected to convert $153,846 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.015386 per share. On February 14, 2005, the convertible debenture holder elected to convert $169,231 of the balance into common shares of the Company and as a result of the conversion, 11,000,000 shares of common stock were issued at $0.015386 per share.

As a result of the above conversions, none of the $1,000,000 convertible debenture remains outstanding as of March 31, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. All of $1,000,000 has been amortized to interest expense as of March 31, 2005.

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

As of March 31, 2005, the Company has recorded $133,721 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of March 31, 2005.

Equity Financing

None

Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not had generating sufficient cash from operations to fund our operating activities. Presently, as a BDC, our only source of revenues is through distributions from our majority-owned investees. We cannot assure you that we will receive distributions from our majority-owned investees, if any, and that borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of March 31, 2005, our contractual obligations and commitments by type and period:

Contractual Obligations	Total	Less than 1 year	1-3 years
Debt:
Convertible Debentures, net of discount	$256,285	$--	$256,285
Bank Loans	26,782	26,782	--
Lease Payable	18,153	18,153	--

Total Debt	$301,220	$44,935	$256,285

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

PART II

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2005.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director. As of September 30, 2004 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $58,294 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2005. Such amounts are subject to potential federal tax liens.

Item 2. Changes in Securities

Issuances of Preferred Stock:

None

Issuances of Common Stock:

In January and February 2005, the Company issued a total of 26,000,000 shares of common stock at $0.015386 per share from the conversion of convertible debentures.

In March 2005, the Company issued $2,500,000 shares of common stock at $0.01 per share to an entity in exchange for a $25,000 subscription receivable.

Common Stock Issuable:

As of March 31, 2005, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In July 2004, the Company entered into a consulting agreement with a third party for services during a six month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of March 31, 2005.

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. The shares have not been issued and have been recorded as Common Stock Issuable as of March 31, 2005.

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

Date                         Items Reported on
March 25, 2005      item 8.01

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

NAME AND SIGNATURE	TITLE	DATE
/s/ Charles Bitters	Principal Executive Officer,
Charles Bitters	Principal Financial Officer,	May 20, 2005
Sole Director