Form 10-Q
period 2005-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2005-08-15
CIK 1111391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Commission File #333-52812

AMERICAN ENERGY PRODUCTION, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

74-2945581
(IRS Employer Identification Number)

6073 Hwy 281 South, Mineral Wells, TX 76067
(Address of principal executive offices)(Zip Code)

(210) 410-8158
(Registrant's telephone no., including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

The number of shares outstanding of the Company's common stock outstanding on August 10, 2005: 302,030,234.

AMERICAN ENERGY PRODUCTION, INC.
FORM 10-Q

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Filed herewith are our following unaudited financial statements:

Balance Sheet (Unaudited) at June 30, 2005

Statements of Operations (Unaudited) for the three and six months ended June 30, 2005 and 2004

Statements of Cash Flows (Unaudited) for the six months ended June 30, 2005 and 2004

Statement of Net Assets (Unaudited) at June 30, 2005

Schedule of Investments (Unaudited) at June 30, 2005

Notes to Financial Statements (Unaudited)

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$106,446
Total Current Assets	106,446

Property and equipment, net	31,010

Investments:
Investments in and advances to affiliates - majority-owned	2,733,342
Total Investments	2,733,342

Total Assets	$2,870,798

LIABILITIES

Current Liabilities
Accounts payable	$275,672
Due to related parties	92,725
Convertible debentures, net of discount	335,665
Accrued interest payable	195,985
Accrued payroll taxes and penalties	59,796
Lease payable	18,153
Notes payable - banks	22,282
Total Current Liabilities	1,000,278

Net Assets	$1,870,520

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet (Continued)
June 30, 2005
(Unaudited)

Commitments and Contingencies (Note 7)

Stockholders' Equity

Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$ 400

Common stock, $0.0001 par value, 500,000,000 shares authorized
302,030,234 shares issued and outstanding	30,203

Common stock issuable, $0.0001 par value, 18,575,000 shares	1,858

Additional paid in capital	18,647,185
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(7,421,635)
1,897,520
Less: Subscription Receivable	(27,000)

Total Stockholders' Equity	1,870,520

Total Liabilities and Stockholders' Equity	$ 2,870,798

Net Asset Value Per Share	$ 0.01

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Period from
					February 20, 2003
	Three months ended		Six Months Ended		(Inception of
	June 30,		June 30,		Development Stage)
	2005	2004	2005	2004	to June 30, 2005

Operating Income
Oil sales, net	$-	$17,548	$-	$40,010	$46,658
Total Operating Income	-	17,548	-	40,010	46,658

Operating Expenses
Compensation	30,000	510,995	60,000	540,995	722,596
Consulting	7,486	101,784	35,486	205,934	1,122,420
Depletion	-	1,764	-	3,690	3,987
Depreciation	1,968	22,180	3,914	42,103	77,981
Equipment rental	-	10,500	-	21,000	63,000
General and administrative	6,861	(7,793)	11,341	39,314	121,679
Production	-	38,891	-	91,363	142,723
Professional	68,507	42,500	73,653	103,562	307,756
Website	-	(1,200)	-	28,550	322,583
Total Operating Expenses	114,822	719,620	184,394	1,076,510	2,884,725

Loss from Operations	(114,822)	(702,071)	(184,394)	(1,036,500)	(2,838,067)

Other Expense
Gain on settlement of debt	-	11,799	-	11,799	18,364
Other income	-	-	-	-	6,726
Interest expense	(90,260)	(300,058)	(473,850)	(2,975,808)	(4,427,496)
Payroll tax expense and penalties	(1,501)	(1,501)	(3,002)	(3,002)	(14,161)
Loss on settlement	-	-	-	-	(167,000)
Total Other Expense	(91,761)	(289,760)	(476,852)	(2,967,011)	(4,583,567)

Net Loss	$(206,583)	$(991,831)	$(661,246)	$(4,003,511)	$(7,421,635)

Net Loss Per Share-Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)	$(0.04)

Weighted average Shares	306,171,168	163,864,102	306,171,168	137,033,688	167,372,982
See accompanying notes to unaudited financial statements

American Energy Production, Inc. (A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Period from
			February 20, 2003
	Six Months Ended		(Inception of
	June 30,		Development Stage)
	2005	2004	to June 30, 2005
Cash Flows From Operating Activities:
Net loss	$(661,246)	$(4,003,511)	$ (7,421,635)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for debt and services	-	165,000	951,555
Stock issued for equipment	-	-	20,000
Stock issued for chemical	-	26,000	37,000
Stock issued in settlement	-	-	17,500
Gain on settlement of debt	-	(11,799)	(18,364)
Loss on settlement	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	449,304	2,891,429	4,145,665
Compensation expense in excess of debt to officer	-	480,995	480,995
Amortization of deferred services	-	45,900	405,796
Depreciation	3,914	42,103	77,981
Depletion	-	3,690	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	-	6,648	3,484
Decrease in cash overdraft	-	-	(6,726)
Increase in accounts payable	11,318	2,679	34,884
Decrease (increase) in due to related party	(32,500)	2,342	(56,776)
Increase in accrued interest payable	24,545	84,379	281,842
Increase in accrued payroll taxes payable	3,002	3,003	14,159
Net Cash Used In Operating Activities	(201,663)	(261,143)	(879,152)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	-	38,041	(0)
Purchase of equipment	(0)	(106,435)	(178,974)
Advances to affiliates/investees	(136,556)	(975,722)	(1,861,342)
Purchase of oil lease	-	-	(8,500)
Net Cash Used In Investing Activities	$(136,556)	$(1,044,115)	$ (2,048,816)
See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)
			Period from
			February 20, 2003
	Six Months Ended		(Inception of
	June 30,		Development Stage)
	2005	2004	to June 30, 2005
Cash Flows From Financing Activities:
Proceeds for note payable - officer	-	-	32,070
Repayment of officer loan	-	-	(115)
Proceeds from loan - other	-	-	54,396
Repayment of loan proceeds - other	(9,000)	(30,000)	(81,672)
Proceeds from issuance of convertible debentures	-	850,000	1,850,000
Proceeds from common stock issuable	185,000	-	185,000
Proceeds from issuance of
common stock, net of offering costs of $0 and $134,500	-	689,500	994,823
Repayment of lease payable	-	-	(87)
Net Cash Provided By Financing Activities	176,000	1,509,500	3,034,415
Net (Decrease) Increase in Cash	(162,219)	204,242	106,446
Cash at Beginning of Period	268,665	432	-
Cash at End of Period	106,446	204,674	106,446
Cash interest paid	$-	$84,379	$ 47,750
Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$-	$2,000,000	$ 2,000,000
Conversion of note payable to convertible debenture		2,000,000	2,400,000
Conversion of indebtedness to preferred stock	-	528,532	528,532
Conversion of convertible debentures to common stock	400,000	715,000	1,780,000
Asset acquisition paid with convertible debenture and stock	-	800,000	800,000
Asset acquisition paid with stock	-	-	72,000
Common stock issued for subscription receivable	25,000	2,000	27,000
Stock Subscription receivable (23,964,530 shares)	-	-	-
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	2,074,498	2,074,498
Convertible debenture	-	2,000,000	2,000,000
Accrued interest payable	-	71,014	71,014
Net receivable from transfer of assets and liabilities	-	3,484	3,484
See accompanying notes to unaudited financial statements

American Energy Production, Inc. (A Development Stage Company)
Schedule of Net Assets June 30,2005
(Unaudited)
Six
Months Ended
June 30, 2005

Decrease in net assets from operations:
Net operating losses	(661,246)

Net decrease in net assets from operations	(661,246)
Common Stock transactions	585,000
Total increase in Net Assets	(76,246)

Net Assets:
Beginning of Period	1,946,766
End of period	$1,870,520

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
June 30, 2005
(Unaudited)

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At March 31, 2005
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$ 1,284,598	$ 1,284,598

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	117,000	117,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	1,256,188	1,256,188

AMEP Strategic Investments, Inc.	Investment	Common Stock	100%	75,556	75,556
Total Control Investments - Majority Owned				$ 2,733,342	$ 2,733,342
Total Investments				2,733,342	2,733,342
Unearned Income				-	-
Total Investments, net of Unearned Income				$ 2,733,342	$ 2,733,342

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
Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage - (See below). Prior to that, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (“the 1940 Act”), to be subject to the provisions of section 55 through 65 of the 1940 Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the 1940 Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. However, the filing was not acknowledged by the SEC and the Company re-filed the Form with the SEC, with an effective date of June 30, 2005. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies).

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

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the 1940 Act. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $661,246 and net cash used in operations of $201,663 for the six months ended June 30, 2005 and a deficit accumulated during the development stage of $7,421,635 at June 30, 2005. The Company is also in default on certain notes to banks and is in the development stage with no revenues. The ability of the Company to continue as a going concern is dependent on its ability to successfully implement its business plan as a BDC, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We cannot assure you that we will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. If we fail to make any required payment under the agreements and related documents governing our indebtedness or fail to comply with the financial and operating covenants contained in them, we would be in default. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities, which may result from the inability of the Company to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

The accompanying unaudited financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies” and in accordance with the 1940 Act rules and regulations thereunder since the Company elected to be regulated as a Business Development Company effective January 29, 2004.

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

The Company's portfolio companies have a concentration in the oil and gas business in Texas, USA.

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

Investments

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer’s voting common stock, (ii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer’s voting common stock and (iii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

Investments in securities or other than securities of privately held entities are initially recorded at their original cost as of the date the Company obtained an enforceable right to demand the securities or other investment purchased and incurred an enforceable obligation to pay the investment price.

For financial statement purposes, investments are recorded at their fair value. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment, effective November 2004, the Company acquired Oil America Group and in January 2005, the Company formed a new controlled entity for purposes of holding this entity as an investment (See Note 4 - Investments in and Advances to Affiliates). Currently, readily determinable fair values do not exist for these transactions and the investment in the privately held company and the newly formed controlled entity are recorded at cost, which approximates estimated fair value as of June 30, 2005. The fair value of these investments is determined in good faith by the Company’s Board of Directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation.

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the six months ended June 30, 2005.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at June 30, 2005.

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
Revenues from the current and future activities as a BDC which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies”.

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

In December 2004, the FASB issued SFAS No. 153, entitled Exchanges of Non-monetary Assets -- An Amendment of APB Opinion No.29. SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not impact the financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) may not have an impact the financial statements since the Company no longer may issue stock based compensation under the 1940 Act.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

4.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2005, investments consisted of the following:
	Cost	Fair Value
Investments in Equity Securities	$2,733,342	$2,733,342
Less: Unearned Income	-	-
Total	$2,733,342	$2,733,342

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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a Business Development Company, the $800,000 purchase price for the capital stock of PRI has been recorded as an investment in affiliate - majority-owned. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount has been reclassed as a component of the investment in affiliate - majority-owned.

At June 30, 2005, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,284,598. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. The fair value of this investment is determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of June 30, 2005, the Company had made $1,256,188 of net advances on behalf of its majority-owned affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 5 - Debt and Note 8 - Related Party Transactions) of the Company’s president and director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

The Company had evaluated that the convertible promissory note in accordance with EITF Issue No. 98-5 did not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

On January 5, 2004, the $2,000,000 convertible promissory note (See Note 5 - Debt) was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debentures include an interest rate of 8% per annum and conversion at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert.

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

As of June 30, 2005, the Company had made $75,556 of net advances on behalf of its majority-owned affiliate, AMEP Strategic Investments, Inc., (“AMEP Strategic”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

5. DEBT

Our debt at June 30, 2005 consisted of the following:

Lease Payable
$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of June 30, 2005, the Company has recorded a total of $6,586 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of March 31, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized - (see Note 7 - Commitments and Contingencies and Note 8 - Related Party Transactions).

Notes payable - Banks
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at June 30, 2005.	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	4,818
$22,282

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,464 is outstanding at June 30, 2005. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment, which had been repossessed as of  December 31, 2001 and $23,075 was applied to the balance. As of June 30, 2005, the Company has recorded a total of $12,378 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at June 30, 2005.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the accompanying Statement of Operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006. The loan is secured by the automobile and as of June 30, 2005, the balance outstanding is $4,818.

Loans and Note Payable Settlement with Related Party

Beginning in January of 2002 and through December 2003, the Company’s officer/director advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable - Related Party below, Note 6 - Stockholders’ Equity and Note 8 - Related Party Transactions.

At December 31, 2003, $411,595 of Notes Payable to related party were outstanding and in default. The Notes Payable had been payable to a former officer/director of the Company and who is a principal stockholder and has been transferred to the current president in a private transaction.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable - related party (see above) and $411,495 of Note Payable - related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by recording additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares, which was based on the quoted trade price per share of $0.09 on the settlement date (See Note 6 - Stockholders Equity.)

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

Convertible Debentures:
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	400,000
Less: Debt discount	(134,335)
$335,665

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at June 30, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of June 30, 2005, $231,0216 was amortized to interest expense and a debt discount of $18,979 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding as of June 30, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of June 30, 2005, $284,644 was amortized to interest expense and a debt discount of $115,356 remains as of June 30, 2005.

In August 2004, the Company received $1,000,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On September 14, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On September 22, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 8, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On October 12, 2004, the convertible debenture holder elected to convert $100,000 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On November 4, 2004, the convertible debenture holder elected to convert $200,000 of the balance into common shares of the Company and as a result of the conversion, 20,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On January 18, 2005, the convertible debenture holder elected to convert $38,462 of the balance into common shares of the Company and as a result of the conversion, 2,500,000 shares of common stock were issued at $0.015386 per share. On January 31, 2005, the convertible debenture holder elected to convert $38,462 of the balance into common shares of the Company and as a result of the conversion, 2,500,000 shares of common stock were issued at $0.015386 per share. On February 2, 2005, the convertible debenture holder elected to convert $153,846 of the balance into common shares of the Company and as a result of the conversion, 10,000,000 shares of common stock were issued at $0.015386 per share. On February 14, 2005, the convertible debenture holder elected to convert $169,231 of the balance into common shares of the Company and as a result of the conversion, 11,000,000 shares of common stock were issued at $0.015386 per share.  As a result of the above conversions, all $1,000,000 of the convertible debenture has been converted.  In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. All of $1,000,000 has been amortized to interest expense.

On February 20, 2003, the Company executed a $2,000,000 convertible note payable accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 8 - Related Party Transactions). The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

On January 5, 2004, the $2,000,000 convertible note payable was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debenture include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below)

On June 15, 2004, the Company assigned the oil and gas properties secured by the $2,000,000 convertible debenture to its majority-owned affiliate Bend Arch. Accordingly, the $2,000,000 convertible debenture along with $77,589 of accrued interest was transferred to Bend Arch on June 15, 2004 (See Note 4 - Investments in and Advances to Affiliates).

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

As of June 30, 2005, the Company has recorded $141,699 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of June 30, 2005.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 302,030,234 were issued and outstanding as of June 30, 2005. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 share limit authorized at that time. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). As of June 30, 2005, 18,575,000 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of June 30, 2005, 4,000,000 preferred shares were issued and outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable - related party and $411,495 of Note Payable - related party balances as recorded at December 31, 2003 (See Note 5 - Debt). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by recording additional paid in capital.

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

Under the terms of the same Regulation “S” offering discussed previously, during the year ended December 31, 2003, an additional 21,964,530 shares were sold to subscribing investors at an average of $0.055 per share (See Common Stock Issuable below). Gross proceeds were $1,218,387. The unrelated party retained an offering cost equivalent to 88% of gross proceeds totaling $1,076,272 that was offset against additional paid in capital. The Company received net proceeds of $137,065. Subsequently, the Company had offering cost transactions that adjusted the total offering costs by $702 to $1,075,570.

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

During 2004, 131,333,333 shares of common stock were issued from the conversion of $1,410,000 of convertible debentures discussed above (see Note 5 - Debt).

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

In June 2004, the Company issued 5,000,000 shares of common stock to PRI in consideration of the $400,000 due per the acquisition agreement (see Note 4 - Investments in and Advances to Affiliates).

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

In June 2005, the Company issued 4,000,000 shares of common stock that was issuable at March 31, 2005. On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004.

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

In June 2005, the Company received $185,000 of proceeds from the sale of 18,500,000 shares of common stock to two groups. The stock was valued at $0.01, the fair market value on the date of the sale. As of June 30, 2005, the shares had not been issued and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

In July 2004, the Company entered into a consulting agreement with a third party for services during a six-month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock.

As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of June 30, 2005.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of June 30, 2005.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 5 - Debt and Note 8 - Related Party Transactions). As of June 30, 2005 the transaction has not been finalized, as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $59,796 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2005. Such amounts are subject to potential federal tax liens.

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

In January 2004, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. However, the filing was not acknowledged by the SEC and the Company re-filed the Form with the SEC, with an effective date of June 30, 2005. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

We have determined that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to determine our compliance as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish our review of that compliance. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for our review to determine compliance. We cannot predict with certainty what, if any, regulatory consequences may result from the foregoing.

Our review may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Management as of the date of this report could not reasonably estimate such contingent liabilities, if any.

The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

8. RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the SEC Regulation SX, Article 6, with regard to affiliate investments and transactions. See Schedule of Investments for identification of Investments in Affiliates.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company's president and sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate (See Note 5 - Debt). The oil and gas properties were also transferred to that same majority-owned affiliate (See Note 4 - Investments).
During the year ended December 31, 2003, the Company’s president and sole director paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions were classified as Loan Payable - Officer. (See discussion below on January 5, 2004 for conversion of Loan Payable - Officer to Preferred Stock).

During the year ended December 31, 2003, the Company’s president and sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 5 - Debt and Note 8 - Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of June 30, 2005, the transaction has not been finalized, as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and sole director. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable - Related Party in the accompanying Financial Statements.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our sole officer/director free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. Additionally, the president and sole director advanced $26,270 of funds on behalf of the Company and the Company repaid $305,000 resulting in an accrual balance of $92,725 as of June 30, 2005, classified as a component of Due To Related Parties in the accompanying Financial Statements.

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable - related party and $411,495 of Note Payable - related party. The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by charging additional paid in capital. The Company recognized $480,995 of compensation expense.

During the six months ended June 30, 2005, the Company advanced directly or indirectly, $136,556 of funds to its wholly-owned investees. This amount is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned.

9. FINANCIAL INFORMATION Following is a schedule of financial highlights for the six months ended June 30, 2005:	Six
Months Ended
June 30, 2005

Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.01

Net Operating Loss (1)	(0.00)

Net increase in Stockholders Deficiency from losses	(0.00)

Net Asset Value at End of Period	$0.01

Per Share Market Value at End of Period	$0.02
Total Return (2)	-96%
Common Stock Outstanding at End of Period	302,030,234

Ratio/Supplemental Data:
Net Assets at End of Period	1,870,520
Ratio of Operating Expenses to Net Assets	10%
Ratio of Net Operating Loss to Net Assets	-10%

(1) Based on Total Shares Outstanding
(2) Total return equals the increase of the ending market value over the December 31, 2004 price of $0.01 per share, divided by the beginning price.

10. SUBSEQUENT EVENTS

On June 17, 2005, Mr. August Trevino of San Antonio, Texas was appointed an Independent Director of the Company. Mr. Trevino is the owner of Venture Capital Assistance Group Inc. Venture Capital Assistance Group specializes in helping start-up companies acquire financing and management advice. With Mr. Trevino's vast experience in evaluation of business he will be Chairman of the audit committee and evaluation committee. Mr. Trevino will fill the independent director position vacated by Shane Traveller.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2004.

Some of the statements under "Description of Business," "Risk Factors," "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward- looking statements. Such factors include, among other things, those listed under "Risk Factors" and elsewhere in this Report.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that there will be no material adverse competitive or technological change in condition of the Company's business, that the Company's President and other significant employees will remain employed as such by the Company, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company. The foregoing assumptions are based on judgments with respect to, among other things, further economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

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

Prior to becoming a business development company effective in January 2004, we were engaged directly in the above activities since February 20, 2003, when we acquired certain oil assets and began our new development stage - (See below). Prior to that, we were f/k/a Communicate Now.com, Inc. and were incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, we changed our corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, we entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, we filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (“the 1940 Act”), to be subject to the provisions of section 55 through 65 of the 1940 Act. We have determined that our operating model best approximates that of an investment company and intend to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and we filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the our intent to sell up to $4,000,000 of common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. We are presently registered as an Investment Company under the 1940 Act and as such, authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. However, the filing was not acknowledged by the SEC and the Company re-filed the Form with the SEC, with an effective date of June 30, 2005. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

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

BDC regulation was created in 1980 by Congress to encourage the flow of public equity capital to small businesses in the United States. BDC’s, like all mutual funds and closed-end funds, are regulated by the 1940 Act. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the Securities and Exchange Commission. BDC’s are required to make available significant managerial assistance to their portfolio companies.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has indicated, in their audit opinion for the years ended December 31, 2004 and 2003 that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 2 to our accompanying June 30, 2005 interim unaudited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders’ deficiency at June 30, 2005. We had a net loss of $661,246 and net cash used in operations of $201,663 for the six months ended June 30, 2005 and a deficit accumulated during the development stage of $7,421,635 at June 30, 2005. The Company is also in default on a note to a bank and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:
-	The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments
-	The Company’s ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. However, the filing was not acknowledged by the SEC and the Company re-filed the Form with the SEC, with an effective date of June 30, 2005. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

We have determined that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to determine our compliance as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish our review of that compliance. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for our review to determine compliance. We cannot predict with certainty what, if any, regulatory consequences may result from the foregoing.

Our review may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Management as of the date of this report could not reasonably estimate such contingent liabilities, if any.

The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

In June 2005, the Company received $185,000 of proceeds from the sale of common stock to two groups. The stock was valued at $0.01, the fair market value on the date of the sale. As of June 30, 2005, the shares had not been issued and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of stock based compensation, the evaluation of the beneficial conversion feature in convertible debentures and preferred stock and investments. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-Q for the interim period ended June 30, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK AND OTHER EQUITY INSTRUMENTS

The Company issued common stock in non-cash transactions during the year ended December 31, 2004. The measurement date and period of recognition for various issuances is dependent on the individual facts and circumstances and various authoritative GAAP guidance. For these issuances, valuation is generally determined based on the fair market value of the instrument on the measurement date. For capital stock, values are generally determined based on quoted trading prices or comparable private placement transactions, as applicable, while for instruments such as warrants, valuation in generally determined through the use of option pricing models. As the Company has historically issued various instruments for services, these valuations generally have a material impact on our results of operations. There were no issuances of common stock in non-cash transactions during the six months ended June 30, 2005.

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

INVESTMENTS

Investments in securities of unaffiliated issuers represent holdings of less than 5% of the issuer’s voting common stock. Investments in and advances to affiliates are presented as (i) majority-owned, if holdings, directly or indirectly, represent over 50% of the issuer’s voting common stock, (ii) controlled companies if the holdings, directly or indirectly, represent over 25% and up to 50% of the issuer’s voting common stock and (iii) other affiliates if the holdings, directly or indirectly, represent 5% to 25% of the issuer’s voting common stock. Investments - other than securities represent all investments other than in securities of the issuer.

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

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the three months ended June 30, 2005.

RESULTS OF OPERATIONS

Financial Analysis of the Six and Three Months Ended June 30, 2005 and 2004

	Three months ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Operating Income
Oil sales, net	$-	$17,548	$-	$40,010
Total Operating Income	-	17,548	-	40,010

Operating Expenses
Compensation	30,000	510,995	60,000	540,995
Consulting	7,486	101,784	35,486	205,934
Depletion	-	1,764	-	3,690
Depreciation	1,968	22,180	3,914	42,103
Equipment rental	-	10,500	-	21,000
General and administrative	6,862	(7,793)	11,341	39,314
Production	-	38,891	-	91,363
Professional	68,507	42,500	73,653	103,562
Website	-	(1,200)	-	28,550
Total Operating Expenses	114,822	719,620	184,394	1,076,510

Loss from Operations	(114,822)	(702,071)	(184,394)	(1,036,500)

Other Expense
Gain on settlement of debt	-	11,799	-	11,799
Other income	-	-	-	-
Interest expense	(90,260)	(300,058)	(473,850)	(2,975,808)
Payroll tax expense and penalties	(1,501)	(1,501)	(3,002)	(3,002)
Loss on settlement	-	-	-	-
Total Other Expense	(91,761)	(289,760)	(476,852)	(2,967,011)

Net Loss	$(206,583)	$(991,831)	$(661,246)	$(4,003,511)

Three Months Ended June 30, 2005 versus 2004:

Revenue:
Operating revenue decreased $17,548, or 100% to zero for the three months ended June 30, 2005 from $17,548 for the three months ended June 30, 2004. The Company is a Business Development Company (“BDC”) with investments in oil and gas production companies and has no sales by itself and the revenue in 2004 was prior to the Company becoming a BDC.

Operating Expenses:
Operating expenses decreased $604,797, or 521% to $114,822 for the three months ended June 30, 2005 from $719,620 for the three months ended June 30, 2004. The decrease was primarily the result of a $480,995 decrease in compensation, a $94,298 decrease in consulting and a $38,891 decrease in production. The decrease in compensation and consulting was primarily the result of a decrease in stock issued for services in 2005 as compared to 2004. The decrease in production was the result of the Company’s election to become a BDC in January 2005.

Other Expense:
Other expense decreased $197,999, or 193% to $91,761 for the three months ended June 30, 2005 from $289,670 for the three months ended June 30, 2004. The decrease was primarily from a decrease in interest expense in relation to a beneficial conversion feature for convertible debentures issued in 2004 as the exercise price was less than the fair value of the Company’s common stock on the measurement date. This was offset by a $11,799 decrease in gain on settlement of debt that was in 2004 and zero in 2005.

Six Months Ended June 30, 2005 versus 2004:

Revenue:
Operating revenue decreased $40,010, or 100% to zero for the six months ended June 30, 2005 from $40,010 for the six months ended June 30, 2004. The Company is a Business Development Company (“BDC”) with investments in oil and gas production companies and has no sales by itself and the revenue in 2004 was prior to the Company becoming a BDC.

Operating Expenses:
Operating expenses decreased $892,116, or 762% to $184,394 for the six months ended June 30, 2005 from $1,076,510 for the six months ended June 30, 2004. The decrease was primarily the result of a $480,995 decrease in compensation, a $170,448 decrease in consulting and a $91,363 decrease in production. The decrease in compensation and consulting was primarily the result of a decrease in stock issued for services in 2005 as compared to 2004. The decrease in production was the result of the Company’s election to become a BDC in January 2005.

Other Expense:
Other expense decreased $2,490,159, or 84% to $476,852 for the six months ended June 30, 2005 from $2,967,011 for the six months ended June 30, 2004. The decrease was primarily from a decrease in interest expense in relation to a beneficial conversion feature for convertible debentures issued in 2004 as the exercise price was less than the fair value of the Company’s common stock on the measurement date. This was offset by a $11,799 gain on settlement of debt in 2004 that and zero in 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $106,446 at June 30, 2005 as compared to $268,665 at December 31, 2004, and working capital deficit was $893,830 at June 30, 2005 as compared to $918,685 at December 31, 2004. The decrease in cash was primarily the result of the Company making advances of $136,556 to its majority-owned affiliates. The increase in the working capital deficit from December 31, 2004 was primarily the result of the decrease in cash as discussed above.

Operating Activities: Net cash used in operating activities was $201,663 for the six months ended June 30, 2005 while cash that was used in operating activities was $261,143 for the six months ended June 30, 2004. The decrease in cash used in operations resulted primarily due to the fact of a decrease in the net loss, offset by a decrease in interest expense related to a beneficial conversion feature.

Investing Activities: Cash used in investing activities was $136,556 for the six months ended June 30, 2005 while cash used in investing activities was $1,044,115 for the six months ended June 30, 2004. The decrease in cash used in investing activities was primarily the result of a $839,166 decrease in prepaid advances to affiliates from 2004 and a $106,435 decrease in purchase of equipment from 2004.

Financing Activities: Cash flows provided by financing activities was $176,000 for the six months ended June 30, 2005 while cash provided by financing activities was $1,509,500 for the six months ended June 30, 2004. The decrease in cash provided by financing activities was primarily due that in 2004, the Company received $850,000 of cash proceeds from the issuance of convertible debentures and $689,500 of cash proceeds from the sale of common stock. In 2005, the Company received $185,000 from the sale of common stock that is issuable at June 30, 2005.

DEBT

Our debt at June 30, 2005 consisted of the following:

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

As of June 30, 2005, the Company has recorded a total of $6,586 in accrued interest for this lease payable in the accompanying Balance Sheet.

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

Notes payable - Banks
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at June 30, 2005.	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	4,818
$22,282

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,464 is outstanding at June 30, 2005. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit is secured by all equipment, which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. As of June 30, 2005, the Company has recorded a total of $12,378 in accrued interest for this line of credit in the accompanying Balance Sheet. The line of credit is in default at June 30, 2005.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the accompanying Statement of Operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006. The loan is secured by the automobile and as of June 30, 2005, the balance outstanding is $4,818.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable - related party (see above) and $411,495 of Note Payable - related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by recording additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares, which was based on the quoted trade price per share of $0.09 on the settlement date

In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

Convertible Debentures:
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	400,000
Less: Debt discount	(134,335)
$335,665

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at June 30, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of June 30, 2005, $231,0216 was amortized to interest expense and a debt discount of $18,979 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding as of June 30, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of June 30, 2005, $284,644 was amortized to interest expense and a debt discount of $115,356 remains as of June 30, 2005.

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

As a result of the above conversions, all $1,000,000 of the convertible debenture has been converted.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. All of $1,000,000 has been amortized to interest expense.

On February 20, 2003, the Company executed a $2,000,000 convertible note payable accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 8 - Related Party Transactions). The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

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

As of June 30, 2005, the Company has recorded $141,699 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of June 30, 2005.

Equity Financing

In June 2005, the Company received $185,000 of proceeds from the sale of common stock to two groups. The stock was valued at $0.01, the fair market value on the date of the sale. As of June 30, 2005, the shares had not been issued and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

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

In January 2004, we filed an election to become subject to Sections 55 through 65 of the Investment Company Act of 1940, such that we could commence conducting our business activities as a BDC. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act and as such, is authorized to issue up to $4,000,000 in “free-trading” stock at prices ranging from $0.01 to $0.10 per share.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. However, the filing was not acknowledged by the SEC and the Company re-filed the Form with the SEC, with an effective date of June 30, 2005. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2005, our contractual obligations and commitments by type and period:

Contractual Obligations	Total	Less than 1 year	1-3 years

Debt:
Convertible Debentures	$400,000	$400,000	$-
Bank Loans	22,282	22,282	-
Lease Payable	18,153	18,153	-
Total Contractual Obligations	$440,435	$440,435	$-

Less: Debt Discount on Convertible Debentures	(64,335)	(64,335)	-

Total Debt per Financial Statements	$376,100	$376,100	$-

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in our credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure shareholders that they will receive any distributions or distributions at a particular level.

We have determined that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDCs. We are making every effort to determine our compliance as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish our review of that compliance. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for our review to determine compliance. We cannot predict with certainty what, if any, regulatory consequences may result from the foregoing.

Our review may result in certain contingent liabilities to the Company as a result of potential actions by the SEC or others against the Company. Management as of the date of this report could not reasonably estimate such contingent liabilities, if any.

The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

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

PART II

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of June 30, 2005.

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

The Company has included $59,796 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2005. Such amounts are subject to potential federal tax liens.

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

In June 2005, the Company issued 4,000,000 shares of common stock. On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004.

Common Stock Issuable:

As of March 31, 2005, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In June 2005, the Company received $185,000 of proceeds from the sale of 18,500,000 shares of common stock to two groups. The stock was valued at $0.01, the fair market value on the date of the sale. As of June 30, 2005, the shares had not been issued and have been recorded as Common Stock Issuable in the accompanying Financial Statements.

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
June 21, 2005  Item 5.02

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

American Energy Production, Inc.

Date: August 13, 2005	By:	/s/ Charles Bitters
Charles Bitters
Principal Executive Officer, Principal Financial Officer, Sole Director