Form 10-Q
period 2005-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2005-11-21
CIK 1111391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒ No ☐

The number of shares outstanding of the Company's common stock outstanding on November 16, 2005: 334,276,386.

AMERICAN ENERGY PRODUCTION, INC.
FORM 10-Q

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

    Balance Sheet (Unaudited) at September 30, 2005

    Statements of Operations (Unaudited) for the three and nine months ended September 30, 2005 and 2004

    Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2005 and 2004

    Statement of Changes in Net Assets (Unaudited) at September 30, 2005

    Schedule of Investments (Unaudited) at September 30, 2005

    Notes to Financial Statements (Unaudited)

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2005
(Unaudited)

ASSETS

Current Assets
Cash	$176,300
Total Current Assets	176,300

Property and equipment, net	29,019

Investments:
Investments in and advances to affiliates - majority-owned	3,508,842
Total Investments	3,508,842

Total Assets	$3,714,162

LIABILITIES

Current Liabilities
Accounts payable	$270,411
Due to related parties	82,725
Convertible debentures, net of discount	415,917
Accrued interest payable	193,524
Accrued payroll taxes and penalties	61,297
Lease payable	18,153
Total Current Liabilities	1,042,027

Net Assets	$2,672,135

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet (Continued)
September 30, 2005
(Unaudited)

Commitments and Contingencies (Note 7)

Stockholders' Equity

Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$400

Common stock, $0.0001 par value, 500,000,000 shares authorized
334,276,386 shares issued and outstanding	33,428

Common stock issuable, $0.0001 par value, 78,759,606 shares	7,876

Additional paid in capital	19,588,574
Accumulated deficit	(9,360,491)
Deficit accumulated during development stage	(7,570,653)
2,699,135
Less: Subscription Receivable	(27,000)

Total Stockholders' Equity	2,672,135

Total Liabilities and Stockholders' Equity	$3,714,162

Net Asset Value Per Share	$0.01

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

	Three months ended September 30,		Nine Months Ended September 30,		Period from February 20, 2003 (Inception of Development Stage)
	2005	2004	2005	2004	to September 30, 2005

Operating Income
Oil sales, net	$-	$-	$-	$40,010	$46,658
Total Operating Income	-	-	-	40,010	46,658

Operating Expenses
Compensation	30,000	30,000	90,000	570,995	752,596
Consulting	1,419	36,000	36,905	241,934	1,123,839
Depletion	-	-	-	3,690	3,987
Depreciation	1,990	1,762	5,904	43,865	79,970
Equipment rental	-	10,500	-	31,500	63,000
General and administrative	8,318	16,467	19,659	55,781	129,997
Production	-	-	-	91,363	142,723
Professional	23,121	29,272	96,774	132,834	330,877
Website	-	-	-	28,550	322,583
Total Operating Expenses	64,848	124,002	249,242	1,200,512	2,949,573

Loss from Operations	(64,848)	(124,002)	(249,242)	(1,160,502)	(2,902,915)

Other Expense
Gain on settlement of debt	-	-	-	11,799	18,364
Other income	4,058	6,726	4,058	6,726	10,784
Interest expense	(86,727)	(1,088,256)	(560,577)	(4,064,064)	(4,514,223)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)	(15,662)
Loss on settlement	-	-	-	-	(167,000)
Total Other Expense	(84,170)	(1,083,031)	(561.022)	(4,050,043)	(4,667,738)

Net Loss	$(149,018)	$(1,207,033)	$(810,264)	$(5,210,544)	$(7,570,653)

Net Loss Per Share-Basic and Diluted	$-	$(0.01)	$-	$(0.03)	$(0.04)

Weighted Average Shares-Basic and Diluted	381,114,926	202,009,978	319,372,236	137,033,688	188,007,042

See accompanying notes to unaudited financial statements

American Energy Production, Inc. (A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Period from
			February 20, 2003
	Nine Months Ended		(Inception of
	June 30,		Development Stage)
	2005	2004	to September 30, 2005
Cash Flows From Operating Activities:
Net loss	$(810,264)	$(5,210,544)	$(7,570,653)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for debt and services	-	185,000	951,555
Stock issued for equipment	-	20,000	20,000
Stock issued for chemical	-	26,000	37,000
Stock issued in settlement	-	-	17,500
Gain on settlement of debt	-	(11,799)	(18,364)
Loss on settlement	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	529,556	3,960,000	4,225,917
Compensation expense in excess of debt to officer	-	480,995	480,995
Amortization of deferred services	-	45,900	405,796
Depreciation	5,904	43,865	79,970
Depletion	-	3,690	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	-	6,648	3,484
Decrease in cash overdraft	-	(6,726)	(6,726)
Increase in accounts payable	6,056	11,679	29,622
Decrease in due to related party	(42,500)	(36,158)	(66,776)
Increase in accrued interest payable	22,084	104,064	279,382
Increase in accrued payroll taxes payable	4,503	4,504	15,660
Net Cash Used In Operating Activities	(284,661)	(372,882)	(962,150)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	-	38,041	-
Purchase of equipment	-	(143,830)	(178,974)
Advances to affiliates/investees	(912,056)	(1,797,374)	(2,636,842)
Purchase of oil lease	-	-	(8,500)
Net Cash Used In Investing Activities	$(912,056)	$(1,903,165)	$(2,824,316)

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended September 30,		Period from February 20, 2003 (Inception of Development Stage)to September 30,
	2005	2004	2005
Cash Flows From Financing Activities:
Proceeds for note payable - officer	-	-	32,070
Repayment of officer loan	-	-	(115)
Proceeds from loan - other	-	19,396	54,396
Repayment of loan proceeds - other	(31,282)	(30,000)	(103,954)
Proceeds from issuance of convertible debentures	-	1,850,000	1,850,000
Proceeds from common stock issuable, net of Offering costs of $193,967 and zero	1,135,633	-	1,135,633
Proceeds from issuance of
common stock, net of offering costs of zero and $134,500	-	717,500	994,823
Repayment of lease payable	-	-	(87)
Net Cash Provided By Financing Activities	1,104,351	2,556,896	3,962,766

Net (Decrease) Increase in Cash	(92,365)	280,850	176,300
Cash at Beginning of Period	268,665	432	-
Cash at End of Period	176,300	281,282	176,300

Cash interest paid	$-	$104,064	$47,750

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$-	$-	$2,000,000
Conversion of note payable to convertible debenture	-	2,000,000	2,400,000
Conversion of indebtedness to preferred stock	-	528,532	528,532
Conversion of convertible debentures to common stock	400,000	980,000	1,780,000
Asset acquisition paid with convertible debenture and stock	-	800,000	800,000
Asset acquisition paid with stock	-	62,000	72,000
Common stock issued for subscription receivable	25,000	-	27,000
Stock Subscription receivable (23,964,530 shares)	-	-	-
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	2,074,498	2,074,498
Convertible debenture	-	2,000,000	2,000,000
Accrued interest payable	-	71,014	71,014
Net receivable from transfer of assets and liabilities	-	3,484	3,484

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Changes in Net Assets
(Unaudited)

Nine Months Ended September 30, 2005
Decrease in net assets from operations
Net operating losses	(810,264)

Net decrease in net assets from operations	(810,264)
Common Stock transactions	1,535,633

Total increase in Net Assets	725,379

Net Assets:
Beginning of Period	1,946,766
End of period	$2,672,135

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
September 30, 2005
(Unaudited)

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At September 30, 2005
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$1,294,598	$1,294,598

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	172,000	172,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	1,966,688	1,966,688

AMEP Strategic Investments, Inc.	Investment	Common Stock	100%	75,556	75,556
Total Control Investments - Majority Owned				$3,508,842	$3,508,842
Total Investments				3,508,842	3,508,842
Unearned Income				-	-
Total Investments, net of Unearned Income				$3,508,842	$3,508,842

(1) Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company. If we own 100% of a Company, it is presented as majority owned.
(2) All common stock is in private companies and restricted at the relevant period end.

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2005
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

On January 12, 2004, the Company filed a Form N-54A with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(A) of the Investment Company Act of 1940, as ammended (the “1940 Act”), to be subject to the provisions of section 55 through 65 of the 1940 Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. By filing Form N-54A, the Company has elected treatment as a BDC and is thereby exempt from registration and/or certain regulations under the 1940 Act. Its status as a BDC enables the Company to publicly offer up to $5,000,000 worth of its common stock in any 12-month period pursuant to Regulation E under the Securities Act without registration thereunder by filing Notice with the SEC on Form 1-E.

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

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively.  By filing Form N-54A, the Company has elected treatment as a BDC and is thereby exempt from registration and/or certain regulations under the 1940 Act. Its status as a BDC enables the Company to publicly offer up to $5,000,000 worth of its common stock in any 12-month period pursuant to Regulation E under the Securities Act without registration thereunder by filing Notice with the SEC on Form 1-E.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

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

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $810,264 and net cash used in operations of $284,661 for the nine months ended September 30, 2005 and a deficit accumulated during the development stage of $7,570,653 at September 30, 2005. The Company is also in the development stage with no revenues. The ability of the Company to continue as a going concern is dependent on its ability to successfully implement its business plan as a BDC, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

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

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. The Company is presently registered as an Investment Company under the 1940 Act and as such, is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

The Company is in the process of exploring additional financing sources but has not obtained any definitive commitments as of the date of these financial statements. As a result, we cannot provide assurance that we will have sufficient resources to cover our working capital requirements for the next twelve months.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

The accompanying unaudited financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies” and in accordance with the 1940 Act and rules and regulations thereunder since the Company elected to be regulated as a Business Development Company effective January 29, 2004.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States of America Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the nine months ended September 30, 2005.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at September 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of SFAS 123 (Revised) may not have an impact the financial statements since the Company no longer may issue based compensation under the 1940 Act.

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

4.  INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of September 30, 2005, investments consisted of the following:

	Cost	Fair Value
Investments in Equity Securities	$3,508,842	$3,508,842
Less: Unearned Income	-	-
Total	$3,508,842	$3,508,842

The Company’s investment portfolio is currently all in private companies that acquire, develop, produce, explore and sell oil and gas and is all held as restricted common stock. The Company anticipates that its investees will be able to sell all oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

Production Resources, Inc.
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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a BDC, the $800,000 purchase price for the capital stock of PRI has been recorded as an investment in affiliate - majority-owned. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount has been reclassed as a component of the investment in affiliate - majority-owned.

As of September 30, 2005, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $1,294,598. This amount is the historical cost for the Company and a readily determinable fair value does not exist for the underlying common stock of PRI. The fair value of this investment is determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

Bend Arch Petroleum, Inc.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below).

On June 15, 2004, the Company assigned $2,074,498 of oil and gas properties securing the $2,000,000 convertible debenture to Bend Arch. Accordingly, the Company transferred the $2,000,000 convertible debenture and $77,589 of accrued interest to Bend Arch on June 15, 2004.

As of September 30, 2005, the Company had made $1,966,688 of net advances on behalf of its majority-owned affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

Oil America Group, Inc.

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. Additionally, the Company has made $100,000 of advances on behalf of OAG and including the advances, the total of $172,000 has been recorded as investment in and advances to affiliates in the accompanying balance sheet as of September 30, 2005.

OAG is now a majority-owned investee of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

AMEP Strategic Investments, Inc.

In 2005, the Company formed AMEP Strategic Investments, Inc. (“AMEP Strategic”) for the purpose of investing any excess funds it holds

As of September 30, 2005, the Company had made $75,556 of net advances on behalf of AMEP Strategic and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

5. DEBT

Our debt at September 30, 2005 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of September 30, 2005, the Company has recorded a total of $7,379 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of September 30, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company is still attempting to resolve this matter at which time the value of the shares exchanged and any related gain or loss will be determined and recognized - (see Note 7 - Commitments and Contingencies and Note 8 - Related Party Transactions).

Notes payable - Banks

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,464 was outstanding at June 30, 2005. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit was secured by all equipment, which had been repossessed as of
December 31, 2001 and $23,075 was applied to the balance. In August 2005, the entire balance was paid in full resulting in zero outstanding.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the accompanying Statement of Operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006 and the loan is secured by the automobile. In August 2005, the entire balance was paid in full resulting in zero outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 designated Series A preferred stock in exchange for the conversion of the total $464,005 of indebtedness owed to the Company’s president. The $464,005 indebtedness comprised the entire $52,510 of loan payable - related party (see above) and $411,495 of Note Payable - related party. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated the $64,527 as a contribution of capital at the date of debt forgiveness by recording additional paid in capital. The Company recognized a compensation expense of $480,995 based on the estimated $945,000 value of the 3,500,000 common shares, which was based on the quoted trade price per share of $0.09 on the settlement date (See Note 6 - Stockholders Equity).
In July 2003, the Company received $35,000 from an unrelated party. As of December 31, 2003, the Company had repaid the principal portion of this loan for $35,000 and $2,000 in accrued interest.

Convertible Debentures:
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	400,000
Less: Debt discount	(54,083)
$415,917

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at September 30, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of September 30, 2005, $242,359 was amortized to interest expense and a debt discount of $7,641 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding as of September 30, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of September 30, 2005, $353,558 was amortized to interest expense and a debt discount of $46,442 is outstanding.

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
On January 5, 2004, the $2,000,000 convertible note payable was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debenture include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below).

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

During 2004, 131,333,333 shares of common stock were issued from the conversion of $1,410,000 of convertible debentures discussed above.

As of September 30, 2005, the Company has recorded $149,764 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of September 30, 2005.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 334,276,386 were issued and outstanding as of September 30, 2005. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 share limit authorized at that time. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). Additionally, as of September 30, 2005, 78,579,606 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of September 30, 2005, 4,000,000 preferred shares were issued and outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the President of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable - related party and $411,495 of Note Payable - related party balances as recorded at December 31, 2003 (See Note 5 - Debt). The $411,495 note indebtedness had been acquired by the president in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s president forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by recording additional paid in capital.

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

As a result of the June 2005 1-E filing discussed previously, through September 30, 2005, the Company received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements (See Common Stock Issuable).

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

In July 2004, the Company entered into a consulting agreement with a third party for services during a six-month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of September 30, 2005.

As a result of the July 2005 1-E filing discussed previously, through September 30, 2005, the Company received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

At September 30, 2005, 78,759,606 shares were issuable as discussed above.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2005.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (see Note 5 - Debt and Note 8 - Related Party Transactions). As of September 30, 2005 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company is still attempting to fully resolve this matter at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $61,297 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2005. Such amounts are subject to potential federal tax liens.

We intend to elect to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. In order to maintain our status as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2004 and December 31, 2013, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2004 and December 31, 2013) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intend to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intend to make deemed distributions to our stockholders of any retained net capital gains.

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

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. The Company is presently registered as an Investment Company under the 1940 Act and as such, is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

We have determined that we may be out of compliance with certain of the rules and regulations governing the business and affairs, financial status, and financial reporting items required of BDC’s. We are making every effort to determine our compliance as soon as is practicable with the relevant sections of the 1940 Act and are working with our counsel to accomplish our review of that compliance. While we are seeking to comply with the 1940 Act, we cannot provide any specific time frame for our review to determine compliance. We cannot predict with certainty what, if any, regulatory consequences may result from the foregoing.

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

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and sole director occurs (See Note 5 - Debt and Note 7 - Commitments and Contingencies). The Company’s president and sole director has personally guaranteed the obligation. As of September 30, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company is still attempting to fully resolve this matter at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

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

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. During the nine months ended September 30, 2005, the Company has accrued 90,000 for compensation. Additionally, the president and sole director advanced $26,270 of funds on behalf of the Company and the Company has repaid $335,000 resulting in an accrual balance of $82,725 as of September 30, 2005, classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the nine months ended September 30, 2005, the Company advanced directly or indirectly, $912,056 of funds to its wholly-owned investees. This amount is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned”.

9. FINANCIAL INFORMATION Following is a schedule of financial highlights for the nine months ended September 30, 2005:

Nine
Months Ended
September 30, 2005

Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.01

Net Loss (2)	(0.00)

Net increase in Stockholders Deficiency from losses	(0.00)

Net Asset Value at End of Period (2)	$0.01

Per Share Market Value at End of Period	$0.10
Total Return (3)	-80%
Common Stock Outstanding and Issuable at End of Period	413,035,992

Ratio/Supplemental Data:
Net Assets at End of Period	2,672,135
Ratio of Operating Expenses to Net Assets	9%
Ratio of Net Loss to Net Assets	-9%

(1) Based on Total Shares Outstanding and Issuable at Beginning Period. (2) Based on Total Shares Outstanding and Issuable at End of Period.
(3) Total return equals the increase of the ending market value over the December 31, 2004 price of $0.01 per share, divided by the beginning price.
10. SUBSEQUENT EVENTS

On November 9, 2005, Mr. John Powell of Carrollton, Texas was appointed an Independent Director of the Company. Mr. Powell is the principal of J Powell Group LLC, a Carrollton, Texas based management consulting firm and will be Chairman of the evaluation committee.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Form 10-Q and with our annual report on Form 10-K for the year ended December 31, 2004.

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

On January 12, 2004, we filed a Form N-54A with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(A) of the Investment Company Act of 1940, as amended (the “1940 Act”), to be subject to the provisions of section 55 through 65 of the 1940 Act. We have determined that our operating model best approximates that of an investment company and intend to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and we filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the our intent to sell up to $4,000,000 of common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective.  By filing Form N-54A, the Company has elected treatment as a BDC and is thereby exempt from registration and/or certain regulations under the 1940 Act. Its status as a BDC enables the Company to publicly offer up to $5,000,000 worth of its common stock in any 12-month period pursuant to Regulation E under the Securities Act without registration thereunder by filing Notice with the SEC on Form 1-E.

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

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively.  By filing Form N-54A, the Company has elected treatment as a BDC and is thereby exempt from registration and/or certain regulations under the 1940 Act. Its status as a BDC enables the Company to publicly offer up to $5,000,000 worth of its common stock in any 12-month period pursuant to Regulation E under the Securities Act without registration thereunder by filing Notice with the SEC on Form 1-E.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock. Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. We have substantial current obligations. We have had and could have losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our Independent Registered Public Accounting Firm has indicated, in their audit opinion for the years ended December 31, 2004 and 2003 that certain factors raise substantial doubt about our ability to continue as a going concern and these continuing factors are discussed in note 2 to our accompanying September 30, 2005 interim unaudited financial statements.

We have continually incurred net losses and this has resulted in a significant accumulated deficit and stockholders’ deficiency at September 30, 2005. We had a net loss of $810,264 and net cash used in operations of $284,661 for the nine months ended September 30, 2005 and a deficit accumulated during the development stage of $7,570,653 at September 30, 2005. The Company is also in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

✓	The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments
✓	The Company’s ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively.  By filing Form N-54A, the Company has elected treatment as a BDC and is thereby exempt from registration and/or certain regulations under the 1940 Act. Its status as a BDC enables the Company to publicly offer up to $5,000,000 worth of its common stock in any 12-month period pursuant to Regulation E under the Securities Act without registration thereunder by filing Notice with the SEC on Form 1-E.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock. Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include the valuation of stock based compensation, the evaluation of the beneficial conversion feature in convertible debentures and preferred stock and investments. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our quarterly report on Form 10-Q for the interim period ended September 30, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK AND OTHER EQUITY INSTRUMENTS

The Company issued common stock in non-cash transactions during the year ended December 31, 2004. The measurement date and period of recognition for various issuances is dependent on the individual facts and circumstances and various authoritative GAAP guidance. For these issuances, valuation is generally determined based on the fair market value of the instrument on the measurement date. For capital stock, values are generally determined based on quoted trading prices or comparable private placement transactions, as applicable, while for instruments such as warrants, valuation in generally determined through the use of option pricing models. As the Company has historically issued various instruments for services, these valuations generally have a material impact on our results of operations. There were no issuances of common stock in non-cash transactions during the nine months ended September 30, 2005.

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

Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred. There were no realized or unrealized gains or losses for the three months ended September 30, 2005.

RESULTS OF OPERATIONS

Financial Analysis of the Nine and Three Months Ended September 30, 2005 and 2004

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Operating Income
Oil sales, net	$-	$-	$-	$40,010
Total Operating Income	-	-	-	40,010

Operating Expenses
Compensation	30,000	30,000	90,000	570,995
Consulting	1,419	36,000	36,905	241,934
Depletion	-	-	-	3,690
Depreciation	1,990	1,762	5,904	43,865
Equipment rental	-	10,500	-	31,500
General and administrative	8,318	16,467	19,659	55,781
Production	-	-	-	91,363
Professional	23,121	29,272	96,774	132,834
Website	-	-	-	28,550
Total Operating Expenses	64,848	124,002	249,242	1,200,512

Loss from Operations	(64,848)	(124,002)	(249,242)	(1,160,502)

Other Expense
Gain on settlement of debt	-	-	-	11,799
Other income	4,058	6,726	4,058	6,726
Interest expense	(86,727)	(1,088,256)	(560,577)	(4,064,064)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)
Loss on settlement	-	-	-	-
Total Other Expense	(84,170)	(1,083,031)	(561.022)	(4,050,043)

Net Loss	$(149,018)	$(1,207,033)	$(810,264)	$(5,210,544)

Three Months Ended September 30, 2005 versus 2004:

Revenue:
We had no revenue for either the three months ended September 30, 2005 or 2004.

Operating Expenses:
Operating expenses decreased $59,154, or 48% to $64,848 for the three months ended September 30, 2005 from $124,002 for the three months ended September 30, 2004. The decrease was primarily the result of a $34,581 decrease in consulting and a $10,500 decrease in equipment rental. The decrease in consulting was primarily the result of a decrease in stock issued for services in 2005 as compared to 2004. The decrease in equipment rental was the result of the elimination of the equipment rental charge in 2005 versus 2004.

Other Expense:
Other expense decreased $998,861, or 92% to $84,170 for the three months ended September 30, 2005 from $1,083,031 for the three months ended September 30, 2004. The decrease was primarily from a decrease in interest expense in relation to a beneficial conversion feature for convertible debentures issued in 2004 as the exercise price was less than the fair value of the Company’s common stock on the measurement date.

Nine Months Ended September 30, 2005 versus 2004:

Revenue:
Operating revenue decreased $40,010, or 100% to zero for the nine months ended September 30, 2005 from $40,010 for the nine months ended September 30, 2004. The Company is a Business Development Company (“BDC”) with investments in oil and gas production companies and has no sales by itself and the revenue in 2004 was prior to the Company becoming a BDC.

Operating Expenses:
Operating expenses decreased $951,270, or 79% to $249,242 for the nine months ended September 30, 2005 from $1,200,512 for the nine months ended September 30, 2004. The decrease was primarily the result of a $480,995 decrease in compensation, a $205,029 decrease in consulting and a $91,363 decrease in production. The decrease in compensation and consulting was primarily the result of a decrease in stock issued for services in 2005 as compared to 2004. The decrease in production was the result of the Company’s election to become a BDC in January 2005.

Other Expense:
Other expense decreased $3,489,020, or 86% to $561,022 for the nine months ended September 30, 2005 from $4,050,043 for the nine months ended September 30, 2004. The decrease was primarily from a decrease in interest expense in relation to a beneficial conversion feature for convertible debentures issued in 2004 as the exercise price was less than the fair value of the Company’s common stock on the measurement date.

Liquidity and Capital Resources

Cash and cash equivalents were $176,300 at September 30, 2005 as compared to $268,665 at December 31, 2004, and working capital deficit was $865,726 at September 30, 2005 as compared to $918,685 at December 31, 2004. The decrease in cash was primarily the result of the Company making advances of $912,056 to its majority-owned affiliates, the repayment of debt in the amount of $31,282 and the net cash used in operations of $284,661, offset by net cash proceeds in the amount of $1,135,633 from the sale of common stock. The increase in the working capital deficit from December 31, 2004 was primarily the result of the decrease in cash as discussed above.

Operating Activities: Net cash used in operating activities was $284,661 for the nine months ended September 30, 2005 while cash that was used in operating activities was $372,882 for the nine months ended September 30, 2004. The decrease in cash used in operations resulted primarily due to the fact of a decrease in interest expense related to a beneficial conversion feature.

Investing Activities: Cash used in investing activities was $912,056 for the nine months ended September 30, 2005 while cash used in investing activities was $1,903,165 for the nine months ended September 30, 2004. The decrease in cash used in investing activities was primarily the result of a decrease in advances to affiliates from 2004.

Financing Activities: Cash flows provided by financing activities was $1,104,351 for the nine months ended September 30, 2005 while cash provided by financing activities was $2,556,896 for the nine months ended September 30, 2004. The decrease in cash provided by financing activities was primarily due that in 2004, the Company received $1,850,000 of cash proceeds from the issuance of convertible debentures and $717,500 of cash proceeds from the sale of common stock. In 2005, the Company received $1,135,633 from the sale of common stock that is issuable at June 30, 2005.

DEBT

Our debt at September 30, 2005 consisted of the following:

Lease Payable

$21,238 computer equipment lease, bearing interest at 10% per annum	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2004, the balance of principal was $18,153. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of September 30, 2005, the Company has recorded a total of $7,379 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of September 30, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company is still attempting to fully resolve this matter at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable - Banks

On March 12, 2001, we obtained a revolving bank line of credit in the amount of $70,000, of which $17,464 was outstanding at June 30, 2005. The interest rate was originally at 11.5% but has converted to the default rate of 18% per annum as the line of credit was due March 11, 2002 and was in default. This line of credit was secured by all equipment, which had been repossessed as of December 31, 2001 and $23,075 was applied to the balance. In August 2005, the entire balance was paid in full resulting in zero outstanding.

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the accompanying Statement of Operations.

In July 2004, we obtained a bank automobile loan in the amount of $19,396 (including accrued interest of 6.99% per annum). Monthly principal and interest payments of $1,077 are due with final payment in February 2006 and the loan is secured by the automobile. In August 2005, the entire balance was paid in full resulting in zero outstanding.

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

Convertible Debentures:
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	400,000
Less: Debt discount	(54,083)
$415,917

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture remains outstanding at September 30, 2005.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of September 30, 2005, $242,359 was amortized to interest expense and a debt discount of $7,641 remains.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company (See Acquisition Footnote). The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. The entire $400,000 is outstanding as of September 30, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount will be amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of September 30, 2005, $353,558 was amortized to interest expense and a debt discount of $46,442 is outstanding.

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

On January 5, 2004, the $2,000,000 convertible note payable was exchanged for a convertible debenture for the same amount and due January 1, 2007. The terms of the convertible debenture include an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert. In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s investee (see below).

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

On February 5, 2004, the $100,000 convertible debenture holder elected to convert the entire balance into common shares of the Company and as a result of the conversion, 3,333,333 shares of common stock were issued at $0.03 per share (50% of the closing share price on February 5, 2004). In March 2004, $200,000 of the $500,000 convertible debenture was converted into 20,000,000 shares of common stock at $0.01 (50% of the closing price). In May 2004, the remaining $300,000 of convertible debenture was converted into 30,000,000 shares of common stock at $0.01 per share (50% of the closing price).

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

As of September 30, 2005, the Company has recorded $149,764 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of September 30, 2005.

Equity Financing

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. The Company is presently registered as an Investment Company under the 1940 Act and as such, is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock. Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

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

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. The Company is presently registered as an Investment Company under the 1940 Act and as such, is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock. Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2005, our contractual obligations and commitments by type and period:

Contractual Obligations	Total	Less than 1 year	1-3 years

Debt:
Convertible Debentures	$470,000	$470,000	$-
Lease Payable	18,153	18,153	-
Total Contractual Obligations	$488,153	$488,153	$-

Less: Debt Discount on Convertible Debentures	(54,083)	(54,083)	-

Total Debt per Financial Statements	$434,070	$434,070	$-

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

PART II
Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2005.

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

The Company has included $61,296 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2005. Such amounts are subject to potential federal tax liens.

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

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. The Company is presently registered as an Investment Company under the 1940 Act and as such, is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock. Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

Common Stock Issuable:
As of March 31, 2005, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. The Company is presently registered as an Investment Company under the 1940 Act and as such, is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the June 2005 1-E filing discussed above, through September 30, 2005, the Company has received $1,135,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 110,930,852 shares of the Company’s $0.001 par value common stock. Of the 110,930,852 shares, 78,684,606 of the shares had not been issued as of September 30, 2005 and are recorded as Common Stock Issuable in the accompanying financial statements.

At September 30, 2005, the Company has 78,759,606 shares issuable as discussed above.

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

American Energy Production

Date: November 21, 2005	By:	/s/ Charles Bitters
Charles Bitters
Principal Executive Officer, Principal Financial Officer, Sole Director