Form 10-K
period 2005-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2006-04-18
CIK 1111391

UNITED STATES SECURITES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended
December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

Revenues for year ended December 31, 2005: Zero.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 30, 2006 was $27,317,335 (451,526,206 shares at $0.0605, which was the last reported sales price of the Company’s common stock on the Over the Counter Bulletin Board for such date). (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Number of shares of the registrant's common stock outstanding as of March 30, 2006 was 454,370,082.

Documents Incorporated by Reference:
•	Form 2-E Notification under Regulation E dated February 22, 2005
•	Form 1-E Notification under Regulation E dated July 24, 2005

Transitional Small Business Disclosure Format (Check one). Yes [ ] No [X]

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward- looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-K, Forms 10-Q, Forms 8-K, and the Information Statement referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION ABOUT AMERICAN ENERGY PRODUCTION, INC.

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (see below) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that the companies it has invested in will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage. (See below) Prior to that, the Company was previously known as Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”)), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act.

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

American Energy Production, Inc. ("American Energy” or the "Company") is a reporting company under the federal securities laws and its shares of common stock are publicly traded on the Over The Counter Electronic Bulletin Board (“OTCBB”) under the symbol "AMEP". The Company was previously known as Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas and seeking capital.

Business Development Company.
A BDC is defined and regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

As a BDC, we may not acquire any asset other than “qualifying assets”, unless at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

• Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

    • Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants or rights relating to such securities; and

• Cash, cash items, government securities or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

In general, as a BDC, we must have at least 70% of our assets in “eligible portfolio companies” and certain other assets. Pursuant to section 2 (a) (46) of the Investment Company Act of 1940 (the “1940 Act”) “eligible portfolio company” means any issuer which:

(A) Is organized under the laws of, and has its principle business in, any state or states:

(B) Is neither an investment company as defined in section 3 of the 1940 Act (other than a Small Business Investment Company which is licensed by the Small Business Administration to operate under the Small Business Investment Act of 1958 and which is a wholly owned subsidiary of the business development company) nor a company which would be an investment company except for the exclusion from the definition of investment company in section 3 (c) of the 1940 Act, and

(C) Satisfies one the following:

(i) It does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under section 7 of the Securities Exchange Act of 1934;

(ii) It is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such Eligible Portfolio Company and, as a result of such control, has an affiliated person who is a director of such Eligible Portfolio Company;

(iii) It has total assets of not more than $4,000,000, and capital and surplus (shareholders’ equity less retained earnings) of not less than $2,000,000, except that the SEC may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or factors

(iv) It meets such other criteria as the SEC may, by rule, establish as consistent with the public interest, the protection of investors, and the purpose fairly intended by the policy and provisions of this title.

As a business development company, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders unless we meet the applicable asset coverage ratio at the time of the distribution. See “Risk Factors.”

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

We will designate a chief compliance officer and will finalize a compliance program pursuant to the requirements of the 1940 Act. We expect that we will be periodically examined by the SEC for compliance with the 1940 Act.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

Regulated Investment Company Status.

We currently intend to elect to be treated as an RIC under Subchapter M of the Code. If we qualify as an RIC and elect to be treated as an RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation, as gains or losses are not included in taxable income until they are realized. In addition, gains realized for financial reporting purposes may differ from gains included in taxable income as a result of our election to recognize gains using installment sale treatment, which results in the deferment of gains for tax purposes until notes received as consideration from the sale of investments are collected in cash

Dividends declared and paid by the Company in a year generally differ from taxable income for that year as such dividends may include the distribution of current year taxable income, the distribution of prior year taxable income carried forward into and distributed in the current year, or returns of capital. We are generally required to distribute 98% of our taxable income during the year the income is earned to avoid paying an excise tax. If this requirement is not met, the Code imposes a nondeductible excise tax equal to 4% of the amount by which 98% of the current year’s taxable income exceeds the distribution for the year. The taxable income on which an excise tax is paid is generally carried forward and distributed to stockholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward taxable income in excess of current year distributions into the next tax year and pay a 4% excise tax on such income, as required.

When we elect to be treated as an RIC, in order to maintain that status, we must, in general, (1) continue to qualify as a business development company; (2) derive at least 90% of our gross income from dividends, interest, gains from the sale of securities and other specified types of income; (3) meet asset diversification requirements as defined in the Code; and (4) timely distribute to stockholders at least 90% of our annual investment company taxable income as defined in the Code. We intend to take all steps necessary to qualify as a regulated investment company. However, there can be no assurance that we will be able to qualify for such treatment in future years.

Operating and Regulatory Structure

Our investment activities are managed by our executive officers and supervised by our board of directors, a majority of whom are independent directors. As a BDC, we are required to comply with certain regulatory requirements. For example, we generally cannot privately co-invest in any portfolio company with any of our affiliates without an exemptive order from the Securities and Exchange Commission, or the “SEC.” Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We are not currently in compliance with all of the rules and regulations related to operating as a BDC.

We currently intend to elect to be treated for federal income tax purposes as an RIC, although in order to make an effective election, we must, among other things, distribute most of our net income and meet certain diversification of investment, income, and other distribution requirements. If we were to elect RIC treatment and meet such requirements, we would lose the tax benefit of our net operating loss carry-forwards.

Investment Objectives and Policies

Our business model is to achieve current income and capital gains. In order to achieve this model, we currently intend to invest in oil and gas production companies, primarily in the State of Texas, USA.

Changes to Investment Objectives and Policies

The Company will operate as an investment company and expects that the contracts to which it may become a party will be designed to build an investment portfolio and to enhance the Company’s stockholder value through capital appreciation and the potential of payments of dividends to the Company by investee companies. The Company currently expects to derive revenues through direct investments into private companies, start-up companies, and through the opportunities provided by turn-around companies

The Company’s investment objectives and policies are subject to change by a majority affirmative vote of the Company’s Board of Directors.

Investment Strategy

The Company favors companies that it believes present opportunities for superior performance through internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations.

The Company would prefer to be a majority investor, without a fixed time horizon for the investments. This should allow for long-term commitments. The Company can continue to provide capital for add-on acquisitions that help build value after the initial closing.

The Company’s investment portfolio is currently all in private companies that acquire, develop, produce, explore and sell oil and gas and is all held as non income producing and restricted common stock. The Company anticipates that these companies will be able to sell all oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. The capital invested by the Company is generally used by the portfolio companies to finance growth and working capital.

Managerial Assistance

As a BDC, we are generally required to make managerial assistance available to our portfolio companies. Additionally, it is our current intention to provide advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. The Company will provide fee-based business expertise through in-house and contract consultants.

The Company has relationships with potential service providers in this process that include, legal, accounting, public relations, market makers, investment banking firms and investors.
Although management has limited experience in mergers and acquisitions, it plans to work with service providers to accomplish the following steps:

(A) Develop detailed understanding of management’s expected outcomes;
(B) Develop a timetable for transaction;
(C) Validate proposed transaction terms with select buyers or sellers;
(D) Perform due diligence;
(E) Prepare executive summary and presentation materials - including financial model;
(F) Pre-screen and contact potential buyers or sellers;
(G) Coordinate principal meetings;
(H) Coach management on how to communicate and negotiate with buyers and sellers and generally facilitate the interactions between management and buyers or sellers;
(I) Assist with the preparation of responses to due diligence requests;
(J) Assist with the negotiation of term sheets with interested parties; and
(K) Work with management and the investor or lender to complete due diligence process and negotiate final closing documents.

The Company expects to take a very disciplined approach to procuring debt or equity capital for its clients. The following is an outline of its expected approach:

(A) Develop detailed understanding of management’s expected outcomes;
(B) Develop a timetable for transaction;
(C) Validate proposed transaction terms with select institutional investors or lenders;
(D) Finalize financing strategy and market positioning;
(E) Perform due diligence;
(F) Prepare executive summary and presentation materials - including financial model;
(G) Pre-screen and contact investors;
(H) Coordinate investor meetings;
(I) Coach management on how to communicate and negotiate with institutional investors and generally facilitate the interactions between management and prospective investors and lenders;
(J) Assist with the preparation of responses to investor due diligence requests;
(K) Assist with the negotiation of term sheets with interested parties; and
(L) Work with management and the investor or lender to complete due diligence process and negotiate final closing documents.

Due Diligence

We conduct diligence on prospective portfolio companies consistent with the best practices approach adopted by others in our sector. We believe that our management has the ability and knowledge to conduct appropriate and extensive due diligence investigations prior to our investing in a prospective client. In conducting our due diligence, we use publicly available information, as well as information derived from former and current management teams, consultants, competitors and investment bankers and the direct experience of our management and consultants.

Our due diligence will typically include:

•	review of historical and prospective financial information;
•	on-site visits;
•	interviews with management, employees, customers and vendors of the potential portfolio company;
•	review of senior loan documents;
•	background checks; and
•	research relating to the company’s management, industry, markets, products and services, and competitors.

Upon the completion of due diligence and a decision to proceed with an investment in a company, our management presents the opportunity to our board of directors, which determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside advisers, as appropriate.

Valuation Policies

Valuation of Portfolio Investments

As a business development company, the Company’s business plan calls for it to invest primarily in illiquid securities issued by private companies (“Private Investments”). These Private Investments are generally subject to restrictions on resale and generally have no established trading market. The Company values its Private Investments at fair value as determined in good faith by the Company’s board-of directors in accordance with the Company’s valuation policy. The Company determines fair value to be the amount for which an investment could be sold in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. The Company’s valuation policy is intended to provide a consistent basis for establishing the fair value of the portfolio. The Company will record unrealized depreciation on investments when it believes that an asset has been impaired and full collection for the loan or realization of an equity security is doubtful. Conversely, the Company will record unrealized appreciation if it has a clear indication that the underlying portfolio company appreciates in value and, therefore, the Company’s security has also appreciated in value. Under this valuation policy, the Company does not consider temporary changes in the capital markets, such as interest rate movements or changes in the public equity markets, in order to determine whether an investment in a private company has been impaired or whether a private investment has increased in value. The value of investments in public securities is determined using quoted market prices discounted for restrictions on resale.

Equity Securities

Equity interests in portfolio companies for which there is no liquid public market are valued based on the enterprise value of the portfolio company, which is determined using various factors, including cash flow from operations of the portfolio company and other pertinent factors such as recent offers to purchase a portfolio company’s securities or other liquidation events. The determined fair values are generally discounted to account for restrictions on resale and minority control positions.

The value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the closing public market price for the last day up to and including the balance sheet date. Securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.

Dividend income, if any, is recorded on cumulative preferred equity securities on an accrual basis to the extent that such amounts are expected to be collected and on common equity securities on the record date for private companies or on the ex-dividend date for publicly traded companies.

Loans and Debt Securities

For loans and debt securities, to the extent that we invest in them, fair value generally approximates cost unless the borrower’s condition or external factors lead to a determination of fair value at a lower amount. When the Company receives nominal cost warrants or free equity securities (“nominal cost equity”), the Company allocates its cost basis in its investment between its debt securities and its nominal cost equity at the time of origination. At that time, the original issue discount basis of the nominal cost equity is recorded by increasing the cost basis in the equity and decreasing the cost basis in the related debt securities.

Interest income is recorded on an accrual basis to the extent that such amounts are expected to be collected. For loans and debt securities with contractual payment-in-kind interest, which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, the Company will not accrue payment-in-kind interest if the portfolio company valuation indicates that the payment-in-kind interest is not collectible. Loans classified as Grade 4 or Grade 5 assets do not accrue interest. Loan origination fees, original issue discount, and market discount are capitalized and then amortized into interest income using the effective interest method.

The weighted average yield on loans and debt securities is computed as the (a) annual stated interest rate earned plus the annual amortization of loan origination fees, original issue discount and market discount earned on accruing loans and debt securities, divided by (b) total loans and debt securities at value. The weighted average yield is computed as of the balance sheet date. Prepayment premiums are recorded on loans when received.

Portfolio Valuation Process

Our methodology includes the examination of, among other things, the underlying investment performance, financial condition, and market-changing events that impact valuation. Because of the type of investments that we make and the nature of our business, this valuation process requires an analysis of various factors.

In our valuation process, we use the AICPA’s definition of “current sale,” which means an “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

Our process for determining the fair value for a private finance investment is applied consistently across our portfolio. The process is as follows. First, we determine the portfolio company’s enterprise value as if we were to sell it in a “current sale.” We then evaluate the amount of our debt and the position of our debt in the portfolio company’s capital structure. If the enterprise value of the portfolio company is in excess of the amount of our last dollar of investment capital given our priority in the capital structure, the fair value of our investment will be considered to be our cost or perhaps, given the structure of our particular security, greater than cost if we are to share in equity appreciation. If the enterprise value of the portfolio company is less than our last dollar of investment capital in the capital structure, then our investment has declined in value and we need to reduce the fair value of our investment and incur a charge to our earnings by recognizing unrealized depreciation.

Determining the enterprise value of a portfolio company, as if that portfolio company were to be sold in a “current sale,” is a very complex process, where we must analyze the historical and projected financial results of the portfolio company and analyze the public trading market and private M&A market to determine appropriate purchase price multiples. In addition, a reasonable discount to the value of our securities must also be reflected when we may have restrictions such as vesting periods for warrants or other factors. We also take into account the collectibility of non-cash interest to determine if we will continue to accrue such interest.

Specific Considerations

The valuation of illiquid private securities is inherently subjective, and as a result, we must exercise good judgment in our valuation process. Care should be exercised to assure that we have considered the position of the portfolio company today and the position of our security today given the data we have available. Care must also be taken so that the process is not too mechanical; however, there are some specific considerations that should be addressed in our valuation process as follows. The ultimate goal is a reasonable estimate of fair value determined in good faith.

Methodologies to determine enterprise value: There is no one methodology to determine enterprise value. Typically in the private equity business, companies are bought and sold based upon multiples of EBITDA, cash flow, revenues and in limited instances book value. In determining a multiple to use for valuation purposes, we look to private M&A statistics, counted public trading multiples or industry practices. In determining the right multiple, one needs to consider not only the fact that our company may be private relative to a peer group, but one must consider the size and scope of our company and its specific strengths and weaknesses. In some cases, when a company is at EBITDA breakeven or slightly below but has excellent future prospects, the best valuation methodology may be a discounted cash flow analysis based upon future projections. If a company is distressed, a liquidation analysis may provide the best indication of enterprise value.

Discounts on common equity securities: When determining the value of common equity securities or warrants to purchase such securities, we need to consider what type of discount to apply to the value of the security if we are in a minority position, have restrictions on resale, have specific concerns about the receptivity of the M&A market to a specific company at a certain time or other factors. Generally, we find that we apply larger discounts when we are new to an investment, and therefore, a sponsor-controlled exit strategy has not yet been developed. As an investment in the portfolio matures, we generally need to consider whether or not we should begin to reduce discounts, especially if we are generally aware that the sponsor or controlling shareholder group has begun to develop an exit strategy.

When we are the controlling shareholder, the discount imposed should generally be less than in the case of a minority position. We may still contemplate the need to discount for the current state of the M&A market or restrictions we may have imposed on us due to our relationship with management or other capital providers.

Competition

Virtually all of our existing and potential competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do and, due to our current limited capital, it may be difficult for us to compete successfully with these other companies. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company.

RISK FACTORS

An investment in the securities of the Company involves extreme risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

1.	Going Concern Risk

We have previously had and could have future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent registered public accounting firm has indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in note 2 to our audited financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

We have incurred net losses in prior years and this resulted in a significant accumulated deficit and stockholders’ deficiency as of December 31, 2004. As reflected in the accompanying financial statements, although the Company had net income of $13,920,315 for the year ended December 31, 2005, $14,852,861 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2005. Accordingly, without the unrealized gain, the Company would have had a net loss for the year ended December 31, 2005. Additionally, the Company had net cash used in operations of $354,099 for the year ended December 31, 2005 and a working capital deficiency of $207,486 at December 31, 2005. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We have substantial current obligations and at December 31, 2005, we had $678,825 of total liabilities. The Company does not have sufficient cash resources or current assets to pay these obligations.

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

2.
No Current Relevant Operating History. The Company has no current relevant operating historye risks of a new business and those risks specifically inherent in the investigation, acquisition, or involvement in a new business opportunity. Purchase of any securities of the Company must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

3. No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. In addition, even if the Company becomes involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's Common Stock will be increased thereby.

4. Type of Business Acquired. The type of business to be acquired (if any) may be one that desires to avoid effecting a public offering and the accompanying expense, delays, and federal and state requirements which purport to protect investors. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors

5. Lack of Diversification. Because of the limited financial resources of the Company, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

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

8. Indemnification of Officers and Directors. The Company's Articles of Incorporation provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company may also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the Company therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it will be unable to recoup.

9. Dependence upon Outside Advisors. To supplement the business experience of management, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by management without any input from shareholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company.

10. Need for Additional Financing. The Company's funds will not be adequate to take advantage of any available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

13. Loss of Control by Present Management and Shareholders. The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that could, upon issuance, constitute as much as 95% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time. Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company. Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

14. Dilutive Effects of Issuing Additional Common Stock. The majority of the Company's authorized but unissued Common Stock remains unissued. The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company. The issuance of these shares may further dilute the interests of investors in the securities of the Company and will reduce their proportionate ownership and voting power in the Company.

15. Thinly-traded Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company, and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

16. Company resources utilized to be a BDC. The Company’s significant compliance costs as a BDC, in terms of both time and dollars, have operated as a drag on the Company’s resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan. Further, since the Company commenced operating as a BDC, the business, regulatory and financial climates have changed, making operations as a BDC more challenging and difficult.

17. Non-Compliance with the requirements of the 1940 Act or as a BDC. The Board of Directors is currently reviewing the Company’s compliance with the 1940 Act, in order to determine if it is in compliance with several important provisions of the 1940 Act, including the capital structure requirements. There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been operating in compliance with the 1940 Act.

EMPLOYEES

As of March 30, 2006, American Energy has 1 full-time employee, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

As of March 30, 2006, the address for the corporate offices is at 6073 Hwy 281 South, Mineral Wells, TX 76067.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2005.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director. As of December 31, 2005 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer and a director personally and the Company has been released from all obligations related to the lawsuit. The $149,500 was recorded as a Loss on Settlement in the accompanying Statement of Operations for the twelve months ended December 31, 2003 and as Due to Related Party in the accompanying Balance Sheet.

The Company has included $62,798 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2005. Such amounts are subject to potential federal tax liens.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 30, 2006, the Company had 454,370,082 shares of common stock issued and outstanding and had approximately 449 certificate stockholders of record. Additionally, the Company had 75,000 shares issuable.

The Company’s common stock, par value $0.0001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "AMEP".

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB for our 2005 and 2004 fiscal years. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

Period	High	Low
First Quarter 2005	0.03	0.01
Second Quarter	0.02	0.01
Third Quarter	0.10	0.01
Fourth Quarter	0.09	0.05

First Quarter 2004	0.09	0.05
Second Quarter	0.07	0.02
Third Quarter	0.05	0.02
Fourth Quarter	0.03	0.01

The bid price of our common stock was $0.0605 per share on March 30, 2006.

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

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company has filed a Form 2-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s termination of the offering. The Form 2-E filing discloses that the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.0001 par value common stock.

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. As a registered Investment Company under the Act, the Company is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the July 2005 1-E filing discussed above, through December 31, 2005, the Company received $2,240,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 127,930,758 shares of the Company’s $0.0001 par value common stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2005

There are no equity compensation plans authorized for the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Safe Harbor - The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Form 10-K.

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

Prior to becoming a business development company effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage - (See below). Prior to that, the Company was previously known as Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”)), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. The Company is presently registered as an Investment Company under the Act.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. Although the Company had net income of $13,920,315 for the year ended December 31, 2005, $14,852,861 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2005. Accordingly, without the unrealized gain, the Company would have had a net loss for the year ended December 31, 2005. Additionally, the Company had net cash used in operations of $354,099 for the year ended December 31, 2005 and a working capital deficiency of $207,486 at December 31, 2005. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. During the years ended December 31, 2004 and 2003, the Company reported net losses of $5,049,995 and $1,939,035, respectively. The Company is a development stage company and has had minimal revenues.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:
-	The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments
- The Company’s ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

In accordance with BDC regulations, our majority-owned portfolio companies are not consolidated and accordingly, their financial information is not included in our accompanying audited Financial Statements. However, a significant portion of the proceeds received by the Company from the issuance of convertible debentures and the sale of common stock has been utilized as advances for our investees. The following represents unaudited supplemental information for the year ended December 31, 2005 for our majority-owned portfolio companies.

Description	Production Resources, Inc.	Bend Arch Petroleum, Inc.	Oil America Group	AMEP Strategic Investments
Revenue	$290,692	$1,445,255	$15,503	$-
Expenses	398,238	1,929,681	68,595	306
Operating Loss	(107,546)	(484,426)	(53,092)	(306)
Other Income	-	112,946	4,631	-
Net Loss	$(107,546)	$(371,480)	$(48,461)	$(306)

The above unaudited supplemental information does not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations for our majority-owned investees.

RECENT DEVELOPMENTS

In January 2004, the Company’s Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective and the Company is registered as an Investment Company under the Act.

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

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. As a registered Investment Company under the Act, the Company is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the July 2005 1-E filing discussed above, through December 31, 2005, the Company received $2,240,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 127,930,758 shares of the Company’s $0.001 par value common stock.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation of our investments, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our audited financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent registered public accounting firms’ reports to our financial statements at December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, net cash used in operations, stockholders’ (deficiency) equity, working capital deficiency, being in default on certain notes payable to banks and being in the development stage with no revenues as a business development company raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions during 2005. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of grant.

ALLOCATION OF THE PURCHASE PRICE TO CERTAIN OIL AND GAS RELATED ASSETS ACQUIRED

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the of the Company’s president and previous sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. Accordingly, the purchase price was allocated to the various assets and the results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

DEPRECIABLE AND DEPLETABLE USEFUL LIVES OF PROPERTY AND EQUIPMENT

Prior to electing BDC status and transferring oil and gas assets to investees, the Company used the successful efforts method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) were capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) were charged to operations. All capitalized costs of oil and gas properties were depleted using the units-of-production method based on total proved reserves. The capitalized cost of support equipment and fixtures were depreciated over their estimated useful life once they were placed into service.

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of oil and gas leases and property and equipment, no impairment charge has been recorded for the year ended December 31, 2005.

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

As a BDC, for financial statement purposes, investments are recorded at their value in our financial statements. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment and effective November 2004, the Company acquired Oil America Group.

Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance at December 31, 2004 was $1,757,832 and increased by $317,066 in 2005 to $2,074,898 at December 31, 2005. Net operating loss carry-forwards aggregate approximately $6,102,639 and expire in the years through 2025.

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

RESULTS OF OPERATIONS

Results of Operations

Fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004 and compared to fiscal year ended December 31, 2003.
	Year Ended December 31,
Investments and Pre-BDC Operating Income	2005	2004	2003
Oil sales, net - Pre-BDC	$-	$40,010	$6,648
Investment income - portfolio investments
Dividends	-	-	-
Interest	-	-	-
Total Investments and Pre-BDC Operating Income	-	40,010	6,648
Expenses
Compensation	120,000	600,995	61,601
Consulting	38,259	256,934	997,463
Depletion	-	3,690	297
Depreciation	7,894	45,820	28,247
Equipment rental	-	42,000	21,000
General and administrative	42,098	61,682	48,657
Production	-	91,363	51,360
Professional	140,595	157,229	91,041
Website	-	28,550	327,750
Total Expenses	348,846	1,288,263	1,627,415

Net investment and pre-BDC operating loss	(348,846)	(1,248,252)	(1,620,767)

Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)
Gain on settlement of debt	-	18,364	-
Other income	17,429	6,726	-
Unrealized gain on investments	14,852,861	-	-
Interest expense	(595,125)	(3,820,828)	(145,264)
Payroll tax expense and penalties	(6,004)	(6,004)	(6,004)
Loss on settlement	-	-	(167,000)
Total Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)	14,269,161	(3,801,742)	(318,268)

Net Income (Loss)	$13,920,315	$(5,049,995)	$(1,939,035)

For the year ended December 31, 2005

Oil sales:

Oil sales decreased $40,010, or 100%, to zero for 2005 from $40,010 for 2004. Prior to electing BDC status and transferring oil and gas assets to a majority-owned investee, the Company previously sold crude oil under short-term agreements at prevailing market rates.

Operating Expenses:

Operating expenses decreased $939,417, or 73%, to $348,846 for 2005 from $1,288,263 for 2004. The decrease was primarily the result of a $480,995 decrease in compensation, a $218,675 decrease in consulting, a $91,363 decrease in production and a $42,000 decrease in equipment rental. The decrease in compensation and consulting was primarily from a decrease in stock issued for these services in 2004 as compared to none in 2005. The decrease in production and equipment rental was related to oil and gas expenses in 2004 when the Company was not a BDC.

Other Income (Expense):

Other income (expense) increased $18,070,093 of income, or 475% to $14,269,161 of income for 2005 from $3,801,742 of expense for 2004. The increase was primarily from a $14,852,861 increase for an unrealized gain on investments to reflect the fair value of the Company’s portfolio investments as of December 31, 2005. This increase was offset by a $3,225,703 decrease in interest expense in 2005 as compared to 2004 due to a convertible debenture beneficial conversion feature.

For the year ended December 31, 2004

Oil sales:

Oil sales increased $33,362, or 100%, to $40,010 for 2004 from $6,648 for 2003. Prior to electing BDC status and transferring oil and gas assets to a majority-owned investee, the Company previously sold crude oil under short-term agreements at prevailing market rates. Until February 20, 2003, the Company was actively seeking oil and gas leases for acquisition and operation and had no sales.

Operating Expenses:

Operating expenses decreased $339,152, or 434%, to $1,288,263 for 2004 from $1,627,415 for 2003. The decrease was primarily the result of a $740,529 decrease in consulting and a $299,200 decrease in website expense, offset by a $539,394 increase in compensation. The decrease in consulting and website expense was primarily from a decrease in stock issued for these services in 2004 as compared to 2003. The increase in compensation was primarily due to the issuance of 3,500,000 of Series A preferred stock in exchange for the conversion of indebtedness owed to the Company’s President. In accordance with APB 26, paragraph 20 and Practice Alert Bulletin 2000-1, the Company evaluated and recorded $480,995 excess of the value of the preferred stock, which was computed based on the conversion ratio and quoted trade price of the common stock on the settlement date, over the debt qualified as compensation expense and was recorded as such as of June 30, 2004 with an offset to additional paid-in capital.

Other Income (Expense):

Other income (expense) increased $3,483,474 of expense, or 2,630% to $3,801,742 for 2004 from $318,268 of expense for 2003. The increase was primarily due to a $3,675,565 increase in interest expense due to a convertible debenture beneficial conversion feature.

Liquidity and Capital Resources

Cash and cash equivalents were $471,339 at December 31, 2005 as compared to $268,665 at December 31, 2004, and working capital deficit was $207,486 at December 31, 2005. The increase in cash was primarily from $2,240,633 of net proceeds from the issuance of common stock, offset by $1,650,556 of net advances to the Company’s majority-owned investees and $354,099 of cash used in operating activities.

Operating Activities

Cash used in operating activities was $354,099 for the year ended December 31, 2005 compared to cash used of $511,266 for the year ended December 31, 2004. The decrease in cash used in operating activities was primarily that even though the Company recorded net income of $13,920,315, this amount includes a $14,852,861 unrealized gain on investments to reflect the fair value of the Company’s portfolio investments as of December 31, 2005. Excluding this amount, the Company would have reported a net loss in the amount of $932,546. Additionally, by offsetting the $932,546 amount for $583,639 of interest expense related to the beneficial conversion feature on convertible debentures, the net amount would be $348,908 of cash used in operating activities and this represents an explanation for approximately 99% of the $354,099 of cash used in operating activities as discussed previously.

Investing Activities

Cash used in investing activities was $1,650,556 for the year ended December 31, 2005 compared to $1,831,819 at December 31, 2004. The increase in cash used resulted entirely from an increase in advances made by the Company for its majority-owned investees.

Financing Activities

Cash provided by financing activities was $2,207,329 for the year ended December 31, 2005 compared to cash provided of $2,611,318 for the year ended December 31, 2004. The increase in cash provided resulted primarily from $2,240,633 of net proceeds from the issuance of common stock, offset by $33,304 of repayments of loans.

Our principal uses of cash to date have been for operating activities and we have funded our operations during fiscal years 2005, 2004 and 2003 primarily by incurring indebtedness in the form of convertible debentures and issuing common stock.

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

The following summarizes our debt obligations at December 31, 2005:

DEBT

Our debt at December 31, 2005 and 2004 consisted of the following:

Lease Payable

	2005	2004
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2005, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of December 31, 2005, the Company has recorded a total of $7,494 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of December 31, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable - Banks

	2005	2004
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	$-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	-	13,818
	$-	$31,282

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

Convertible Debentures:

	2005	2004
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$-	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$57,967	$286,361

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture was shown as outstanding even though the convertible debenture holder informed the Company that an election was made June 1, 2004 to convert the balance into common shares of the Company. Subsequently, the Company’s transfer agent determined that the conversion did occur and the common shares were issued to the convertible debenture holder even though the transfer agent report erroneously excluded the common share issuance. As of December 31, 2005, the transfer agent has corrected their report and show 7,000,000 shares of common stock issued to the convertible debenture holder at a price of $0.01 per share (50% of the closing share price on June 1, 2004, the effective conversion price.

As a result of the above conversions, all $250,000 of the convertible debenture has been converted.
In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of December 31, 2005, all $250,000 of the debt discount has been amortized to interest expense.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of December 31, 2005. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount was amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of December 31, 2005, all $400,000 of the debt discount has been amortized to interest expense.

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. As of December 31, 2005, all $1,000,000 of the debt discount has been amortized to interest expense.

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

During 2005, 33,000,000 shares of common stock were issued from the conversion of $470,000 of convertible debentures discussed above.

As of December 31, 2005, the Company has recorded $153,124 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of December 31, 2005.

Equity Financing

For the years ended December 31, 2005, 2004 and 2003 the Company received $2,240,633, $717,500 and $217,323 of proceeds, net of offering costs, from the issuance of common stock, respectively.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2005, our contractual obligations and commitments by type and period:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt:
Lease Payable .	$16,131	$16,131	$-	$-	$-
Convertible Debentures	57,967	57,967	-	-	-
Accrued Interest Payable	130,165	130,165	-	-	-

Total Debt	$204,263	$204,263	$-	$-	$-

2006 OUTLOOK

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES.

As of the date this report is filed, an evaluation was performed under the supervision and with the participation of the Company's principal executive officers and financial officers of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.

As of the date this report is filed, our Company's principal executive officer and financial officer have made significant changes in the Company's internal controls and in other factors that could significantly affect internal controls subsequent to the date of the above-described evaluation period. In particular, the Company has adopted an audit committee, hired qualified members of the Board of Directors with significant experience related to the Company’s primary business plan and committed significant funds for legal and accounting work and the preparation of financial statements and audits. All of the above enables our Company's principal executive officer and financial officer to maintain our Company as current pursuant to its Exchange Act reporting obligations and provide our Company with an effective design and operation of disclosure controls and procedures.

ITEM 8B. OTHER INFORMATION.
In March 2006, the Board of Directors met and discussed the Company’s status as a BDC. When the Company elected to become a BDC, it was its intention to provide debt and equity capital to companies that it believed presented opportunities for superior performance through liquidity events, recapitalizations, internal growth, product or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations. The Company generally expected to invest in emerging and development-stage companies which otherwise lacked the necessary capital and depth of management to expand their businesses.

The Board of Directors is currently reviewing the Company’s compliance with the 1940 Act, in order to determine if it is in compliance with several important provisions of the 1940 Act, including the capital structure requirements. There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been operating in compliance with the 1940 Act.

The Company’s significant compliance costs as a BDC, in terms of both time and dollars, have operated as a drag on the Company’s resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan. Further, since the Company commenced operating as a BDC, the business, regulatory and financial climates have changed, making operations as a BDC more challenging and difficult.

At the time of this report, the Board of Directors has not completed its review of the Company’s compliance with the 1940 Act.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of December 31, 2005, are set forth below. The directors hold office for their respective term and until there successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

Directors and Executive Officers

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company as of December 31, 2005.

Name	Age	Position	Years of Service

Charles Bitters	59	President, CEO and	4
		Director

August Trevino	49	Director	Since June 2005

John Powell	62	Director	Since November 2005

The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The Directors named above will serve until the next annual meeting of the shareholders of the Company in the fiscal year 2005. Directors will be elected for one-year terms at each annual shareholder's meeting.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not previously compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Effective January 1, 2006, each member of the Board of Directors will be compensated at rate of $1,000 per month and will be reimbursed for expenses related to their activities.

None of our Officers and/or Directors signing this annual report have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

Mr. Larry Horner was appointed a member of the Board of Directors in March 2006. In 1990, Mr. Horner filed for personal protection under Chapter 7 of the United States Bankruptcy Code.

BOARD OF DIRECTORS/EXECUTIVE OFFICERS

Charles Bitters is President, CEO and director of the Company. Mr. Bitters has over 25 years experience in all phases of the petroleum industry including drilling of oil and gas wells and the stimulation, production and operation of oil and gas wells. Mr. Bitters has been President of the Company since 2001. From 1997 to 2000, he was the Managing Member of Trinity Group, LLC, an oil and gas lease production company. Mr. Bitters holds a Bachelor of Science degree from Tarleton State University.

August Trevino has been a director of the Company since June 2005. Mr. Trevino is the owner of Venture Capital Assistance Group Inc. Venture Capital Assistance Group specializes in helping start-up companies acquire financing and management advice.

John Powell has been a director of the Company since November 2005. Mr. Powell is seasoned business professional with an extensive career in real estate including significant experience in development, construction and mortgage lending, structured sale events, federal housing and community development programs, asset management and disposition, appraisal and brokerage. He has been an entrepreneur, manager, team leader, and as an independent professional. Since 2004, Mr. Powell has been a principal of J Powell Group LLC, a Carrollton, Texas based management consulting firm.

On March 27, 2006, Mr. Larry Horner was appointed an Independent Director of the Company. Mr. Horner is a licensed Certified Public Accountant in the State of Texas, is a financial consultant, and will be Chairman of the Corporate Governance committee.

FAMILY RELATIONSHIPS

Charles Bitters is the father of Amanda Bitters, sole director and officer of Daambr Production Corporation, which owns 3,436,000 shares or approximately 0.8% of our stock as of March 30, 2006.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company's president and previous sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate. The oil and gas properties were also transferred to that same majority-owned affiliate.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act. We believe all filings as required under Section 16(a) of the Exchange Act were properly made.

SIGNIFICANT EMPLOYEES

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

AUDIT COMMITTEE FINANCIAL EXPERT

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee. In March 2006, the Company appointed Mr. Larry Horner as an independent member of the Board of Directors. Mr. Powell is a Certified Public Accountant and we believe he will meet the requirement of the audit committee financial expert.

CODE OF ETHICS

We have not yet adopted a code of ethics policy but the Board of Directors intends to adopt a code of ethics policy in the future.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows for the fiscal years ending December 31, 2005, 2004 and 2003, the compensation awarded or paid by American Energy Production, Inc. to its Chief Executive Officer and any of the executive officers of American Energy whose total salary and bonus exceeded $100,000 US during such year (The "Named Executive Officers"):

		Annual Compensation		Long Term Compensation
				Awards
				Other	Restricted
				Stock	Underlying	Securities
				Award(s)	Options /	Payouts
Name and	Year	Salary	Compensation	($)	SARs	Compensation	Payouts
Principal Position	($)	($)	($)	($)	(#)	($)	LTIP All Other
Charles Bitters	2003	$60,000	-0-	-0-	$0	-0-	-0-
CEO, President	2004	$120,000	-0-	-0-	-0-	-0-	-0-

And Director	2005	$120,000	-0-	-0-	-0-	-0-	-0-

There were no grants of Stock Options or SAR’s were issued or granted to our management during the calendar fiscal years ended December 31, 2005, 2004 or 2003, or the period ending on the date of this annual report.

No deferred compensation or long-term incentive plan awards were issued or granted to our management during the calendar fiscal years ended December 31, 2005, 2004 or 2003, or the period ending on the date of this annual report.

EMPLOYMENT AGREEMENTS

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and previous sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and previous sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and previous sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. During the year ended December 31, 2005, the Company has accrued 120,000 for compensation. Additionally, the president and previous sole director advanced $26,270 of funds on behalf of the Company and the Company has repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005, classified as a component of Due To Related Parties in the accompanying Financial Statements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of March 30, 2006, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

	Shares Beneficially
Name and Address	Owned Outstanding	Percentage of Shares

Charles Bitters (3)	2,843,846	Less than 1%
President, CEO and Chairman
353 South Hackberry Ave
New Braunfels, TX 78130

August Trevino	-0-	-0-
Director
6073 Hwy 281 South
Mineral Wells, TX 76067

John Powell	-0-	-0-
Director
1917 Vista Oaks Drive
Carrollton, TX 75007

Total ownership by our	2,843,846	Less than 1%
officers and directors
(three individuals)

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Based on 454,370,082 shares of our Common Stock issued and outstanding as of March 30, 2006.

(3) Includes 137,846 held directly in the name of Charles Bitters and 2,706,000 held in street name. The ownership amounts were obtained from Section 16 reports filed with the SEC.

(4) In March 2006, Mr. Larry Horner was appointed as a member of the Company’s Board of Directors. As of the date of this annual report, Mr. Horner has no ownership in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the SEC Regulation SX, Article 6, with regard to affiliate investments and transactions. See Schedule of Investments for identification of Investments in Affiliates.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company's president and previous sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate. The oil and gas properties were also transferred to that same majority-owned affiliate.

During the year ended December 31, 2003, the Company’s president and previous sole director paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions were classified as Loan Payable - Officer. (See discussion below on January 5, 2004 for conversion of Loan Payable - Officer to Preferred Stock).

During the year ended December 31, 2003, the Company’s president and previous sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (See Note 5 - Debt and Note 8 - Commitments and Contingencies). The Company’s president and previous sole director has personally guaranteed the obligation. As of June 30, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and previous sole director. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable - Related Party in the accompanying Financial Statements.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our sole officer/director free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and previous sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and previous sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and previous sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. During the year ended December 31, 2005, the Company has accrued 120,000 for compensation. Additionally, the president and previous sole director advanced $26,270 of funds on behalf of the Company and the Company has repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005, classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the year ended December 31, 2005, the Company advanced directly or indirectly, $1,645,556 of funds to its wholly-owned investees. In total, the Company has advanced $3,370,342 of funds to its wholly-owned investees and is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned.

ITEM 13. EXHIBITS
(a) The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10- K:

Exhibit	Title	Location
3.1	Form 2-E Notification under Regulation E dated February 22, 2005	Incorporated by Reference
3.2	Form 1-E Notification under Regulation E dated July 24, 2005	Incorporated by Reference
31.1	Certification by Principal Executive Officer	Attached
31.2	Certification of Principal Financial Officer	Attached
32	Certifications of Principal Executive and Financial Officer Pursuant to 906	Attached

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the years ended December 31, 2005 and 2004 for professional services rendered by Salberg & Company, P.A. ("Salberg") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2005 and 2004 was $30,000 and $33,000, respectively.

Audit-Related Fees.

The aggregate fees billed for the years ended December 31, 2005 and 2004 for assurance and related services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above was $0 and $900, respectively.

Tax Fees

No fees were billed for the years ended December 31, 2005 and 2004 for tax compliance, tax advice, or tax planning services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed for the years ended December 31, 2005 and 2004 for products and services provided by Salberg, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company's standing audit committee currently does not have any pre-approval policies or procedures concerning services performed by Salberg. All the services performed by Salberg that are described above were pre-approved by the Company's standing audit committee. None of the hours expended on Salberg's engagement to audit the Company's financial statements for the year ended December 31, 2005 were attributed to work performed by persons other than Salberg’s full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC.

Date: April 17, 2006	By:	/s/ Charles Bitters
Charles Bitters
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles Bitters Charles Bitters	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	April 17, 2006

/s/ Alex Trevino Alex Trevino	Director	April 17, 2006

/s/ John Powell John Powell	Director	April 17, 2006

American Energy Production, Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Shareholders of:
American Energy Production, Inc. (a development stage company)

We have audited the accompanying balance sheet of American Energy Production, Inc. (a development stage company) including the schedule of investments as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2005, 2004 and 2003 and for the period from February 20, 2003 (inception of development stage) to December 31, 2005, and the statement of changes in net assets for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Note 4 to the financial statements, securities amounting to $18,758,170 (98% of total assets and 101% of net assets) have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Production, Inc. (a development stage company) at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 and for the period from February 20, 2003 (inception of development stage) to December 31, 2005, and the statement of changes in net assets for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company had net income of $13,920,315 for the year ended December 31, 2005, $14,852,861 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2005. Accordingly, without the unrealized gain, the Company would have had a net loss for the year ended December 31, 2005. Additionally, the Company had net cash used in operations of $354,099 for the year ended December 31, 2005 and a working capital deficiency of $207,486 at December 31, 2005. The Company is also in default on certain notes to banks and is in the development stage with no revenues. These items raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

SALBERG & COMPANY, P.A.

Date: April 17, 2006	By:	/s/ SALBERG & COMPANY, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet

	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$471,339	$268,665
Total Current Assets	471,339	268,665

Property and equipment, net	27,030	34,923

Investments:
Investments in and advances to affiliates - majority-owned	18,758,170	2,596,786
Total Investments	$18,758,170	$2,596,786

Total Assets	$19,256,539	$2,900,374

LIABILITIES

Current Liabilities
Accounts payable	309,040	264,354
Due to related parties	102,725	125,225
Convertible debentures, net of discount	57,966	286,361
Accrued interest payable	130,165	171,440
Accrued payroll taxes and penalties	62,798	56,793
Lease payable	16,131	18,153
Notes payable - banks	-	31,282
Total Current Liabilities	$678,825	$953,608

Net Assets	$18,577,714	$1,946,766

Commitments and Contingencies (Note 8)

See accompanying notes to financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheet (Continued)

	December 31,
	2005	2004
Stockholders' Equity

Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 4,000,000 issued and outstanding	$400	$400

Common stock, $0.0001 par value, 500,000,000 shares authorized
452,870,082 and 269,530,234 shares issued and outstanding	45,287	26,953

Common stock issuable, $0.0001 par value, 75,000 and 4,075,000 shares	8	408

Additional paid in capital	21,542,084	18,041,885

Accumulated deficit	(9,360,491)	(9,360,491)

Retained earnings (deficit) accumulated during development stage	7,159,926	(6,760,389)
	19,387,214	1,948,766
Less: Subscription Receivable	(809,500)	(2,000)

Total Stockholders' Equity	18,577,714	1,946,766

Total Liabilities and Stockholders' Equity	$19,256,539	$2,900,374

See accompanying notes to financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations

	2005	Year Ended December 31, 2004	2003	Period from February 20, 2003 (Inception of Development Stage) to December 31, 2005
Investment and Pre-BDC Operating Income
Oil sales, net - Pre-BDC	$-	$40,010	$6,648	$46,658
Investment income - portfolio investments
Dividends	-	-	-	-
Interest	-	-	-	-
Total Investment and Pre-BDC Operating Income	-	40,010	6,648	46,658

Expenses
Compensation	120,000	600,995	61,601	782,596
Consulting	38,259	256,934	997,463	1,125,193
Depletion	-	3,690	297	3,987
Depreciation	7,894	45,820	28,247	81,960
Equipment rental	-	42,000	21,000	63,000
General and administrative	42,098	61,682	48,656	152,437
Production	-	91,363	51,360	142,723
Professional	140,595	157,229	91,041	374,698
Website	-	28,550	327,750	322,583
Total Expenses	348,846	1,288,263	1,627,415	3,049,177

Net investment and pre-BDC operating loss	(348,846)	(1,248,253)	(1,620,767)	(3,002,519)

Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)
Gain on settlement of debt	-	18,364	-	18,364
Unrealized gain on investments	14,852,861	-	-	14,852,861
Other income	17,429	6,726	-	24,155
Interest expense	(595,125)	(3,820,828)	(145,264)	(4,548,772)
Payroll tax expense and penalties	(6,004)	(6,004)	(6,004)	(17,163)
Loss on settlement	-	-	(167,000)	(167,000)
Total Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)	14,269,161	(3,801,742)	(318,268)	10,162,445

Net Income (Loss)	$13,920,315	$(5,049,995)	$(1,939,035)	$7,159,926

Net Income (Loss) Per Share-Basic and Diluted	$0.04	$(0.03)	$(0.03)	$0.03

Weighted average Shares	349,106,911	184,212,699	72,996,905	209,958,003
See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
Years Ended December 31, 2005, 2004 and 2003

										Deficit		Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Issuable	Issuable	Subscription	Additional Paid In	Accumulated	Accumulated Development	Deferred	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stage	Services	(Deficiency)

BALANCE AT DECEMBER 31, 2002	-	$-	42,448,592	$4,245	-	$-	$-	$8,639,750	$(9,131,850)	$-	$(359,896)	$(847,751)

Common stock issued for services	-	-	27,300,000	2,730	-	-	-	1,025,070	-	-	(45,900)	981,900
Common stock issued for settlement	-	-	250,000	25	-	-	-	17,475	-	-	-	17,500
Common stock issued and issuable for cash, net of offering costs $1,696,648	-	-	24,939,757	2,494	8,575,000	858	-	213,972	-	-	-	217,323
Common stock issued in exchange for chemical	-	-	1,000,000	100	-	-	-	10,900	-	-	-	11,000
Common stock cancelled	-	-	(2,886,900)	(289)	-	-	-	289	-	-	-	-
Amortization of deferred services	-	-	-	-	-	-	-	-	-	-	359,896	359,896
Net loss, year ended December 31, 2003	-	-	-	-	-	-	-	-	(228,641)	(1,710,394)	-	(1,939,035)
BALANCE AT DECEMBER 31, 2003	-	$-	93,051,449	$9,305	8,575,000	$858	$-	$9,907,456	$(9,360,491)	$(1,710,394)	$(45,900)	$1,199,167)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
Years Ended December 31, 2005, 2004 and 2003 (Continued)

										Deficit		Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Issuable	Issuable	Subscription	Additional Paid In	Accumulated	Accumulated Development	Deferred	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stage	Services	(Deficiency)

BALANCE AT DECEMBER 31, 2003	-	$-	93,051,449	$9,305	8,575,000	$858	$-	$9,907,456	$(9,360,491)	$(1,710,394)	$(45,900)	$(1,199,167)

Common stock issued for conversion of
convertible debentures	-	-	131,333,333	13,133	-	-	-	1,366,867	-	-	-	1,380,000
Common stock issued for subscription receivable	-	-	6,200,000	620	-	-	(2,000)	61,380	-	-	-	60,000
Convertible debentures beneficial conversion
feature value	-	-	-	-	-	-	-	4,280,000	-	-	-	4,280,000
Common stock issued for cash,												-
net of offering costs of $134,500	-	-	19,745,452	1,975	-	-	-	715,525	-	-	-	717,500
Common stock that was issuable at 12-31-03	-	-	8,500,000	850	(8,500,000)	(850)	-	-	-	-	-	-
Common stock issued upon conversion
of debentures for services	-	-	1,000,000	100	-	-	-	29,900	-	-	-	30,000
Common stock issued in exchange for chemical	-	-	700,000	70	-	-	-	25,930	-	-	-	26,000
Common stock issued for acquisition	-	-	5,000,000	500	4,000,000	400	-	471,100	-	-	-	472,000
Preferred stock issued for conversion of debt	3,500,000	350	-	-	-	-	-	528,182	-	-	-	528,532
Compensation expense in excess of debt to officer	-	-	-	-	-	-	-	480,995	-	-	-	480,995
Preferred stock issued for services	500,000	50	-	-	-	-	-	134,950	-	-	-	135,000
Common stock issued for services	-	-	2,000,000	200	-	-	-	19,800	-	-	-	20,000
Common stock issued in exchange for equipment	-	-	2,000,000	200	-	-	-	19,800	-	-	-	20,000
Amortization of deferred services	-	-	-	-	-	-	-	-	-	-	45,900	45,900
Net loss, year ended December 31, 2004	-	-	-	-	-	-	-	-	-	(5,049,995)	-	(5,049,995)
BALANCE AT DECEMBER 31, 2004	4,000,000	$400	269,530,234	$26,953	4,075,000	$408	$(2,000)	$18,041,885	$(9,360,491)	$(6,760,389)	$-	$1,946,766

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)

										Deficit		Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Issuable	Issuable	Subscription	Additional Paid In	Accumulated	Accumulated Development	Deferred	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stage	Services	(Deficiency)

BALANCE AT DECEMBER 31, 2004	4,000,000	$400	269,530,234	$26,953	4,075,000	$408	$(2,000)	$18,041,885	$(9,360,491)	$(6,760,389)	$-	$1,946,766

Common stock issued for conversion of
convertible debentures	-	-	33,000,000	3,300	-	-	-	466,700	-	-	-	470,000
Common stock issued for subscription receivable	-	-	18,409,090	1,841	-	-	(807,500)	805,679	-	-	-	-
Common stock issued for cash,
net of offering costs of $193,967	-	-	127,930,758	12,793	-	-	-	2,227,840	-	-	-	2,240,633
Common stock issued for issuable shares	-	-	4,000,000	400	(4,000,000)	(400)	-	-	-	-	-	-
Net income, year ended December 31, 2005	-	-	-	-	-	-	-	-	-	13,920,315	-	13,920,315
BALANCE AT DECEMBER 31, 2005	4,000,000	$400	452,870,082	$45,287	75,000	$8	$(809,500)	$21,542,085	$(9,360,491)	$7,159,926	$-	$18,577,714

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statement of Changes in Net Assets

	Year Ended
	December 31, 2005	December 31, 2004

Increase in net assets from operations:
Net operating loss	$(932,546)	$(5,049,995)
Unrealized gain on investments	14,852,861	-

Net increase in net assets from operations	13,920,315	(5,049,995)
Common Stock transactions	2,710,633	8,195,927

Total increase in Net Assets	16,630,948	3,145,932

Net Assets:
Beginning of Period	1,946,766	(1,199,166)
End of period	$18,577,714	$1,946,766

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows

				Period from
				February 20, 2003
	Year Ended			(Inception of
	December 31,			Development Stage)
	2005	2004	2003	to December 31, 2005

Cash Flows From Operating Activities:
Net income (loss)	$13,920,315	$(5,049,995)	$(1,939,035)	$7,159,926
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for debt and services	-	185,000	1,134,895	951,555
Stock issued for equipment	-	20,000	-	20,000
Stock issued for chemical	-	26,000	-	37,000
Stock issued in settlement	-	-	17,500	17,500
Unrealized gain on investments	(14,852,861)	-	-	(14,852,861)
Gain on settlement of debt	-	(18,364)	-	(18,364)
Loss on settlement	-	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	583,639	3,696,361	-	4,280,000
Comp expense in excess of debt to officer	-	480,995	-	480,995
Amortization of deferred services	-	45,900	-	405,796
Depreciation	7,894	45,820	9,031	81,960
Depletion	-	3,690	73	3,987
Decrease in accounts receivable - related party	-	10,132	-	3,484
Decrease in cash overdraft	-	(6,726)	-	(6,726)
Increase in accounts payable	44,685	14,679	7,580	68,252
Decrease in due to related party	(22,500)	(95,230)	-	(46,776)
Increase (decrease) in accrued interest payable	(41,275)	124,467	104,600	216,023
Increase in accrued payroll taxes payable	6,004	6,005	4,503	17,161
Net Cash Used In Operating Activities	(354,099)	(511,266)	(660,853)	(1,031,588)
Cash Flows From Investing Activities:
Purchase of equipment	-	(145,074)	(13,800)	(178,975)
Prepaid advances to affiliates	(1,650,556)	(1,724,786)	-	(3,375,342)
Purchase of oil lease	-	-	-	(8,500)
Net Cash Used In Investing Activities	$(1,650,556)	$(1,831,819)	$(28,300)	$(3,562,817)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)

	Year Ended December 31,			Period from February 20, 2003 (Inception of Development Stage)
	2005	2004	2003	to December 31, 2005
Cash Flows From Financing Activities:
Proceeds for note payable - officer	$-	$-	$32,297	$32,070
Repayment of officer loan	-	-	(115)	(115)
Proceeds from loan - other	-	19,396	35,000	54,396
Repayment of loan proceeds - other	(33,304)	(35,578)	(35,000)	(105,976)
Proceeds from issuance of convertible debentures	-	1,850,000	-	1,850,000
Proceeds from issuance of common stock, net
of offering costs of $193,967 and $134,500	2,240,633	777,500	124,047	3,235,456
Repayment of lease payable	-	-	(200)	(87)
Net Cash Provided By Financing Activities	2,207,329	2,611,318	156,029	5,065,744

Net Increase (Decrease) in Cash	202,674	268,233	(533,124)	471,339
Cash at Beginning of Period	268,665	432	-	-
Cash at End of Period	$471,339	$268,665	$(533,124)	$471,339

Supplemental disclosure of cash flow information:
Cash interest paid	$-	$124,467	$-	$126,467
Income taxes paid	$-	$-	$-	$-

Supplemental disclosure of non-cash Investing and financing transactions:
Asset acquisition paid with convertible note payable	$-	$-	$2,000,000	$2,000,000
Conversion of note payable to convertible debenture	-	2,000,000	-	2,000,000
Conversion of indebtedness to preferred stock	-	528,532	-	528,532
Conversion of conv. debentures to common stock	470,000	1,380,000	-	1,850,000
Conversion of conv. debentures by advances	342,033	-	-	342,033
Asset acquisition paid with conv. debenture and stock	-	800,000	-	800,000
Asset acquisition paid with stock	-	72,000	-	72,000
Common stock issued for subscription receivable	807,500	2,000	-	809,500
Stock Subscription receivable (23,964,530 shares)	-	-	106,277	-
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	2,074,498	-	2,074,498
Convertible debenture	-	2,000,000	-	2,000,000
Accrued interest payable	-	71,014	-	71,014

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
December 31, 2005

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At December 31, 2005
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$967,065	$4,639,085

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	187,000	187,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	2,670,688	13,856,529

AMEP Strategic Investments	Investment	Common Stock	100%	75,556	75,556

Total Control Investments - Majority Owned				$3,900,309	$18,758,170
Total Investments				3,900,309	18,758,170
Unearned Income				-	-
Total Investments, net of Unearned Income				$3,900,309	$18,758,170

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

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the (“Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. Accordingly, the Company is presently registered as an Investment Company under the Act.

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

2. GOING CONCERN

As reflected in the accompanying financial statements, although the Company had net income of $13,920,315 for the year ended December 31, 2005, $14,852,861 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2005. Accordingly, without the unrealized gain, the Company would have had a net loss for the year ended December 31, 2005. Additionally, the Company had net cash used in operations of $354,099 for the year ended December 31, 2005 and a working capital deficiency of $207,486 at December 31, 2005. The Company is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. As a registered Investment Company under the Act, the Company is authorized to issue up to $5,000,000 in “free-trading” stock at prices ranging from $0.0015 to $0.10 per share.

As a result of the July 2005 1-E filing discussed above, through December 31, 2005, the Company received $2,240,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 127,930,758 shares of the Company’s $0.001 par value common stock (See Note 8- Commitments and Contingencies).

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

The Company's investees have a concentration in the oil and gas business in the State of Texas, USA.

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

On June 15, 2004, the Company assigned $2,074,498, or 100% of its oil and gas properties securing a $2,000,000 convertible debenture to a majority owned investee (See Note 4 - Investments).

Property and Equipment

Property and equipment is recorded at cost and depreciated over its estimated useful life, which range, from three to five years, using the straight line method. Property and Equipment owned by the Company prior to a June 15, 2004 transfer to Bend Arch Petroleum, Inc., a majority-owned investee (See Note 4 - Investments) is presented below.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the brother of the Company’s president and previous sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible note payable for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the note payable. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting discussed in Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price was allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

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
F-16-

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

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based upon our evaluation, no impairment was determined for the years ended December 31, 2005 and 2004.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2005.

Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company records an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

Value of Investments

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

As a BDC, for financial statement purposes, investments are recorded at their value in our financial statements. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment and effective November 2004, the Company acquired Oil America Group (See Note 4 - Investments in and Advances to Affiliates).

Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

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

Concentration of Risk

One purchaser accounted for 100% of the Company's oil sales in 2004 and 2003. Previously, the Company sold crude oil to customers in the United States and performed ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, accounts payable and notes payable, for which the carrying amounts approximate fair value. Long-term convertible debentures book value approximates fair value due to the market terms of the convertible debentures. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000. As of December 31, 2005, the Company had exceeded FDIC limits by $376,336.

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

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

4.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of December 31, 2005, investments consisted of the following:
	Cost	Fair Value
Investments in Equity Securities	$3,900,309	$18,758,170
Less: Unearned Income	-	-
Total	$3,900,309	$18,758,170

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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a BDC, the $800,000 purchase price for the capital stock of PRI was recorded as an investment in affiliate - majority-owned. Additionally, the terms of the agreement exchanged the $400,000 promissory note for a $400,000 convertible debenture. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount was reclassed as a component of the investment in affiliate - majority-owned.

As of December 31, 2005, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $4,639,085, comprised of $967,065 of historical cost and an unrealized gain on investments of $3,672,020. The unrealized gain on investments is included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the accompanying Statement of Operations for the year ended December 31, 2005. The $967,065 of historical cost is net of a $342,033 reduction of the $400,000 convertible debenture discussed above for advances made by the Company on behalf of PRI. The fair value of this investment was determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of December 31, 2005, the Company had made $2,670,688 of net advances on behalf of its majority-owned affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”). As of December 31, 2005, the total investment and advance in affiliate for Bend Arch reflected in the accompanying financial statements is $13,856,529, comprised of $2,670,688 of historical cost and an unrealized gain on investments of $11,185,841. The unrealized gain on investments is included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the accompanying Statement of Operations for the year ended December 31, 2005. The fair value of this investment was determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 5 - Debt and Note 9 - Related Party Transactions) of the Company’s president and director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

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

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. Additionally, the Company has made $115,000 of advances on behalf of its OAG. Including the advances, the total of $187,000 has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

OAG is now a majority-owned investee of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

As of December 31, 2005, the Company had made $75,556 of net advances on behalf of its majority-owned affiliate, AMEP Strategic Investments, Inc., (“AMEP Strategic”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

5. DEBT
Our debt at December 31, 2005 and 2004 consisted of the following:

Lease Payable	2005	2004
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2005, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of December 31, 2005, the Company has recorded a total of $7,494 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of December 31, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized - (see Note 8 - Commitments and Contingencies and Note 9 - Related Party Transactions).

Notes payable - Banks

	2005	2004
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.		13,818
	$-	$31,282
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

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable - Related Party below, Note 6 - Stockholders’ Equity and Note 9 - Related Party Transactions.

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

Convertible Debentures:

	2005	2004
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$-	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$57,967	$286,361
In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture was shown as outstanding even though the convertible debenture holder informed the Company that an election was made June 1, 2004 to convert the balance into common shares of the Company. Subsequently, the Company’s transfer agent determined that the conversion did occur and the common shares were issued to the convertible debenture holder even though the transfer agent report erroneously excluded the common share issuance. As of December 31, 2005, the transfer agent has corrected their report and show 7,000,000 shares of common stock issued to the convertible debenture holder at a price of $0.01 per share (50% of the closing share price on June 1, 2004, the effective conversion price.
As a result of the above conversions, all $250,000 of the convertible debenture has been converted.

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. As of December 31, 2005, all $250,000 of the debt discount has been amortized to interest expense.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of December 31, 2005. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount was amortized over the debt term of 17.5 months or through the due date of December 5, 2005. As of December 31, 2005, all $400,000 of the debt discount has been amortized to interest expense.

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. As of December 31, 2005, all $1,000,000 of the debt discount has been amortized to interest expense.

On February 20, 2003, the Company executed a $2,000,000 convertible note payable accruing interest at 6% with a company controlled by the brother of the Company’s sole officer and director (See Note 9 - Related Party Transactions). The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note is secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

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

During 2005, 33,000,000 shares of common stock were issued from the conversion of $470,000 of convertible debentures discussed above.

As of December 31, 2005, the Company has recorded $153,124 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of December 31, 2005.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 452,870,082 were issued and outstanding as of December 31, 2005. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 share limit authorized at that time. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). Additionally, as of December 31, 2005, 75,000 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of December 31, 2005, 4,000,000 preferred shares were issued and outstanding.

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

In April 2004, the Company issued 5,000,000 shares of common stock at $0.01 per share to an investor for $50,000 of cash proceeds

In May 2004, the Company issued 1,200,000 shares of common stock at $0.01 per share to two investors for $12,000 of cash proceeds.

In May 2004, the Company issued 200,000 shares of common stock at $0.01 per share to an individual in exchange for a $2,000 subscription receivable

In May 2004, the Company issued 700,000 shares of common stock at $0.01 per share to two individuals in exchange of oil chemical to be used by the Company. The stock was valued at the quoted trade price of $0.037 per share or $26,000 and charged to the Statement of Operations.

In May and June 2004, the Company issued 2,000,000 shares of common stock at $0.01 per share for services provided in relation to the Company becoming a BDC.

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

In March 2005, the Company issued $2,500,000 shares of common stock at $0.01 per share to an entity in exchange for a $25,000 subscription receivable. The stock was valued at $0.01, the fair market value on the date of the transaction. Subsequently, the shares were issued in August 2005. As of December 31, 2005, the subscription receivable was still outstanding.

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

In June 2005, the Company received $185,000 of proceeds from the sale of 18,500,000 shares of common stock to two groups. The stock was valued at $0.01, the fair market value on the date of the sale. Subsequently, the shares were issued in August 2005.

In November 2005, the Company issued 909,090 shares of common stock at $0.03575 per share to an entity in exchange for a $32,500 subscription receivable. The stock was valued at $0.03575, the fair market value on the date of the transaction. As of December 31, 2005, the subscription receivable was still outstanding. Subsequently, in February 2006, $32,500 of cash proceeds was received in payment of the subscription receivable.

In December 2005, the Company’s transfer agent determined that 15,000,000 shares that were actually issued to a third party in June 2004 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. As of December 31, 2005, the transfer agent has corrected their report and show the 15,000,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in December 2005). Accordingly, the Company has recorded the fair value amount of $750,000 as a subscription receivable as of December 31, 2005 and is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

That Company issued 909,090 shares of common stock at $0.03575 per share to an entity in exchange for a $32,500 subscription receivable. The stock was valued at $0.03575, the fair market value on the date of the transaction. As of December 31, 2005, the subscription receivable was still outstanding. Subsequently, in February 2006, $32,500 of cash proceeds was received by the Company in payment of the subscription receivable.

As a result of the July 2005 1-E filing discussed previously, through December 31, 2005, the Company received $2,240,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 127,930,758 shares of the Company’s $0.001 par value common stock (See Note 8 - Commitments and Contingencies).

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

As of December 31, 2005, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In July 2004, the Company entered into a consulting agreement with a third party for services during a six-month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of December 31, 2005.

As of December 31, 2005, the Company has 75,000 shares issuable as detailed above.

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

7. INCOME TAXES

There was no income tax during 2005, 2004 and 2003 due to the Company’s net loss.

The Company’s tax expense differs from the “expected” tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2005	2004	2003
Computed “expected” tax expense (benefit)	$4,732,907	$(1,716,998)	$(581,534)
Stock based issuances	-	78,540	462,161
Unrealized gain on investments	(5,049,973)	-	-
Change in valuation allowance	317,066	1,638,458	119,373
	$-	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, are as follows:
	2005	2004
Deferred tax assets
Net operating loss	$2,074,898	$1,757,832
Total deferred tax assets	2,074,898	1,757,832
Valuation allowance	(2,074,898)	(1,757,832)
Net deferred tax asset	$-	$-

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance at December 31, 2004 was $1,757,832 and increased by $317,066 in 2005 to $2,074,898 at December 31, 2005. The Net operating loss carry-forwards aggregate approximately $6,102,639 and expire in years through 2025. As discussed previously, on February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to February 20, 2003 will not be allowable and are not included in the above disclosures.

8. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2005.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (see Note 5 - Debt and Note 9 - Related Party Transactions). As of September 30, 2005 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $62,798 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2005. Such amounts are subject to potential federal tax liens.

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

As a result of the July 2005 1-E filing discussed above, through December 31, 2005, the Company received $2,240,633 of proceeds from the offering, net of $193,967 of expenses, through the sale of 127,930,758 shares of the Company’s $0.001 par value common stock.

In December 2005, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and as of December 31, 2005, the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that one of these transactions, an unauthorized issuance by the transfer agent of 15,000,000 shares, should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of $750,000 as a subscription receivable as of December 31, 2005 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

9. RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the SEC Regulation SX, Article 6, with regard to affiliate investments and transactions. See Schedule of Investments for identification of Investments in Affiliates.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company's president and previous sole director in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate (See Note 5 - Debt). The oil and gas properties were also transferred to that same majority-owned affiliate (See Note 4 - Investments).

During the year ended December 31, 2003, the Company’s president and previous sole director paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions were classified as Loan Payable - Officer. (See discussion below on January 5, 2004 for conversion of Loan Payable - Officer to Preferred Stock).

During the year ended December 31, 2003, the Company’s president and previous sole director paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (See Note 5 - Debt and Note 8 - Commitments and Contingencies). The Company’s president and previous sole director has personally guaranteed the obligation. As of June 30, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and previous sole director. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable - Related Party in the accompanying Financial Statements.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our sole officer/director free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and previous sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and previous sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and previous sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. During the year ended December 31, 2005, the Company has accrued 120,000 for compensation. Additionally, the president and previous sole director advanced $26,270 of funds on behalf of the Company and the Company has repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005, classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the year ended December 31, 2005, the Company advanced directly or indirectly, $1,650,556 of funds to its wholly-owned investees. In total, the Company has advanced $3,370,342 of funds to its wholly-owned investees which is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned.

10. FINANCIAL INFORMATION Following is a schedule of financial highlights for the year ended December 31, 2005:	Year
Ended
December 31, 2005

Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.01

Unrealized Gain On Investments (1)	0.03
Net Operating Income (1)	0.00

Net increase in Stockholders Equity from Income	0.03

Net Asset Value at End of Period	$0.04

Per Share Market Value at End of Period	$0.05
Total Return (2)	-90%
Common Stock Outstanding and Issuable at End of Period	452,945,082

Ratio/Supplemental Data:
Net Assets at End of Period	$18,577,714
Ratio of Operating Expenses to Net Assets	2%
Ratio of Net Operating Loss to Net Assets	-2%

(1) Based on Total Shares Outstanding and Issuable
(2) Total return equals the increase of the ending market value over the December 31, 2004 price of $0.01 per share, divided by the beginning price.

11. SUBSEQUENT EVENTS

On March 27, 2006, Mr. Larry Horner was appointed an Independent Director of the Company. Mr. Horner is a licensed Certified Public Accountant in the State of Texas, is a financial consultant, and will be Chairman of the Corporate Governance committee.

The Board of Directors is currently reviewing the Company’s compliance with the 1940 Act, in order to determine if it is in compliance with several important provisions of the 1940 Act, including the capital structure requirements. There is a risk that the SEC could take enforcement action against the Company if the SEC determines that the Company has not been operating in compliance with the 1940 Act.

The Company’s significant compliance costs as a BDC, in terms of both time and dollars, have operated as a drag on the Company’s resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan. Further, since the Company commenced operating as a BDC, the business, regulatory and financial climates have changed, making operations as a BDC more challenging and difficult.

At the time of this report, the Board of Directors has not completed its review of the Company’s compliance with the 1940 Act.