Form 10-Q
period 2006-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2006-05-19
CIK 1111391

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes [X] No [ ]

The number of shares outstanding of the Company's common stock outstanding on May 15, 2006: 456,870,082. Additionally, 4,075,000 shares are issuable as of May 15, 2006.

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

Balance Sheet (Unaudited) at March 31, 2006

Statements of Operations (Unaudited) for the three months ended March 31, 2006

Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006

Statement of Changes in Net Assets (Unaudited) at March 31, 2006

Schedule of Investments (Unaudited) at March 31, 2006

Notes to Financial Statements (Unaudited)

American Energy Production, Inc.
(A Development Stage Company)
March 31, 2006
Balance Sheet
(Unaudited)

ASSETS

Current Assets
Cash	$198,775
Total Current Assets	198,775

Property and equipment, net	25,084

Investments:
Investments in and advances to affiliates - majority-owned	19,182,670
Total Investments	19,182,670

Total Assets	$19,406,529

LIABILITIES

Current Liabilities
Accounts payable	$302,858
Due to related parties	85,725
Convertible debentures	57,967
Accrued interest payable	132,215
Accrued payroll taxes and penalties	64,299
Lease payable	16,131
Notes payable	-
Total Current Liabilities	$659,195

Net Assets	$18,747,334

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
March 31, 2006
Balance Sheet (Continued)
(Unaudited)

Commitments and Contingencies (Note 7)

Stockholders' Equity

Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 issued and outstanding	$350
Common stock, $0.0001 par value, 500,000,000 shares authorized
456,870,082 shares issued and outstanding	45,687
Common stock issuable, $0.0001 par value, 4,075,000 shares	408
Additional paid in capital	21,860,254
Accumulated deficit	(9,360,491)
Retained earnings (deficit) accumulated during development stage	7,103,126
19,649,334
Less: Subscription Receivable	(902,000)

Total Stockholders' Equity	18,747,334

Total Liabilities and Stockholders' Equity	$19,406,529

Net Asset Value Per Share	$0.04

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

			Period from
			February 20, 2003
	Three Months Ended		(Inception of
	March 31,		Development Stage)
	2006	2005	to March 31, 2006

Investment and Pre-BDC Operating Income
Oil sales, net	$-	$-	$46,658
Investment income - portfolio investments
Investments	-	-	-
Dividends	-	-	-
Total Investment and Pre-BDC Operating Income	-	-	46,658

Operating Expenses
Compensation	30,000	30,000	812,596
Consulting	-	28,000	1,125,193
Depletion	-	-	3,987
Depreciation	1,946	1,946	83,906
Equipment rental	-	-	63,000
General and administrative	16,837	4,479	169,273
Production	-	-	142,723
Professional	24,466	5,147	394,164
Website	-	-	322,583
Total Operating Expenses	73,249	69,572	3,122,426

Net Investment and Pre-BDC Operating Loss	(73,249)	(69,572)	(3,075,768)

Realized and Unrealized Gain from Investments and Other Income (Expense)
Gain on settlement of debt	-	-	18,364
Other income	20,000	-	44,155
Unrealized gain on investments	-	-	14,852,861
Interest expense	(2,050)	(383,590)	(4,550,821)
Payroll tax expense and penalties	(1,501)	(1,501)	(18,664)
Loss on settlement	-	-	(167,000)
Total Realized and Unrealized Gain from Investments and Other Income (Expense)	16,449	(385,091)	10,178,895

Net Income (Loss)	$(56,800)	$(454,663)	$7,103,126

Net Income (Loss) Per Share-Basic and Diluted	$(0.00)	$(0.00)	$0.03

Weighted average Shares	456,733,971	273,519,123	229,526,141

See accompanying notes to unaudited financial statements

American Energy Production, Inc. (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			February 20, 2003
	Three Months Ended		(Inception of
	March 31,		Development Stage)
	2006	2005	to March 31, 2006
Cash Flows From Operating Activities:
Net income (loss)	$(56,800)	$(454,663)	$7,103,126
Adjustments to reconcile net income (loss) to
net cash used in operations:
Stock issued for debt and services	-	-	951,555
Stock issued for equipment	-	-	20,000
Stock issued for chemical	-	-	37,000
Stock issued in settlement	-	-	17,500
Unrealized gain on investments	-	-	(14,852,861)
Gain on settlement of debt	-	-	(18,364)
Loss on settlement	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	-	369,924	4,280,000
Compensation expense in excess of debt to officer	-	-	480,995
Amortization of deferred services	-	-	405,796
Depreciation	1,946	1,946	83,906
Depletion	-	-	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	-	-	3,484
Decrease in cash overdraft	-	-	(6,726)
Increase in accounts payable	(6,180)	6,179	62,071
Decrease (increase) in due to related party	(17,000)	(14,000)	(63,776)
Increase in accrued interest payable	2,050	13,665	218,073
Increase in accrued payroll taxes payable	1,500	1,502	18,662
Net Cash Used In Operating Activities	(74,484)	(75,447)	(1,106,073)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	-	-	-
Purchase of equipment	-	-	(178,974)
Advances to affiliates/investees	(424,500)	(129,806)	(3,799,842)
Purchase of oil lease	-	-	(8,500)
Net Cash Used In Investing Activities	$(424,500)	$(129,806)	$(3,987,316)

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

			Period from
			February 20, 2003
	Three Months Ended		(Inception of
	March 31,		Development Stage)
	2006	2005	to March 31, 2006
Cash Flows From Financing Activities:
Proceeds for note payable - officer	-	-	32,070
Repayment of officer loan	-	-	(115)
Proceeds from loan - other	-	-	54,396
Repayment of loan proceeds - other	-	(4,500)	(105,976)
Proceeds from issuance of convertible debentures	-	-	1,850,000
Proceeds from common stock issuable, net of
offering costs of $0 and $0	193,920	-	2,434,553
Proceeds from receipt of subscription receivable	32,500	-	32,500
Proceeds from issuance of
common stock, net of offering costs of $0 and $0	-	-	994,823
Repayment of lease payable	-	-	(87)
Net Cash Provided By (Used In) Financing Activities	226,420	(4,500)	5,292,164

Net (Decrease) Increase in Cash	(272,564)	(209,753)	198,775
Cash at Beginning of Period	471,339	268,665	-
Cash at End of Period	198,775	58,912	198,775

Cash interest paid	$-	$-	$47,750

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$-	$-	$2,000,000
Conversion of note payable to convertible debenture		-	2,000,000
Conversion of indebtedness to preferred stock	-	-	528,532
Conversion of preferred stock to common stock	150	-	150
Conversion of convertible debentures to common stock	-	400,000	1,850,000
Conversion of convertible debentures by advances	-	-	342,033
Asset acquisition paid with convertible debenture and stock	-	-	800,000
Asset acquisition paid with stock	-	-	72,000
Common stock issued for subscription receivable	125,000	25,000	934,500
Stock Subscription receivable (23,964,530 shares)	-	-	-
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	-	2,074,498
Convertible debenture	-	-	2,000,000
Accrued interest payable	-	-	71,014
Net receivable from transfer of assets and liabilities	-	-	3,484

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Changes in Net Assets
(Unaudited)

Three
Months Ended
March 31, 2006

Decrease in net assets from operations:
Net operating losses	(56,800)

Net decrease in net assets from operations	(56,800)
Common Stock transactions	226,420

Total increase in Net Assets	169,620

Net Assets:
Beginning of Period	18,577,714
End of period	$18,747,334

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
March 31, 2006
(Unaudited)

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At March 31, 2006
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$974,565	$4,646,585

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	187,000	187,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	3,109,688	14,290,529

AMEP Strategic Investments, Inc.	Investment	Common Stock	100%	58,556	58,556
Total Control Investments - Majority Owned				$4,329,809	$19,182,670
Total Investments				4,329,809	19,182,670
Unearned Income				-	-
Total Investments, net of Unearned Income				$4,329,809	$19,182,670

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

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) pursuant to the provisions of section 54(a) of the Investment Company Act of 1940, the (“Act”), to be subject to the provisions of section 55 through 65 of the Act. The Company has determined that its operating model best approximates that of an investment company and intends to make investments into developing businesses in the oil and gas and other industries. Additionally, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective. Accordingly, the Company is presently registered as an Investment Company under the Act.

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

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $56,800 and net cash used in operations of $74,484 for the three months ended March 31, 2006. Additionally, the Company has a working capital deficiency of $460,420 as of March 31, 2006 and is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

As a result of the July 2005 1-E filing discussed above, through March 31, 2006, the Company has received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies).

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

For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2005 included in the Company’s Form 10-K.

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and Securities Exchange Act of 1934, the Company does not consolidate portfolio company investments, including those in which it has a controlling interest.

The Company's portfolio companies have a concentration in the oil and gas business in the State of Texas, USA.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at March 31, 2006.

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

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (“SFAS 109”).” Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that includes the enactment date.

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

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company’s first interim period applicable to SFAS 123 (Revised) is for the three months ended March 31, 2006. However, the adoption of SFAS 123 (Revised) does not have an impact to the financial statements since the Company no longer may issue based compensation under the 1940 Act.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

4.	INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of March 31, 2006, investments consisted of the following:

	Cost	Fair Value

Investments in Equity Securities	$4,329,809	$19,182,670
Less: Unearned Income	-	-
Total	$4,329,809	$19,182,670

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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a BDC; the $800,000 purchase price for the capital stock of PRI was recorded as an investment in affiliate - majority-owned. Additionally, the terms of the agreement exchanged the $400,000 promissory note for a $400,000 convertible debenture. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount was reclassed as a component of the investment in affiliate - majority-owned.

As of March 31, 2006, the total investment and advance in affiliate for PRI reflected in the accompanying financial statements is $4,646,585, comprised of $974,565 of historical cost and an unrealized gain on investments of $3,672,020 that was included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the year ended December 31, 2005. The $974,565 of historical cost is net of a $342,033 reduction of the $400,000 convertible debenture discussed above for advances made by the Company on behalf of PRI. The fair value of this investment was determined in good faith by the Company’s Board of Directors as of December 31, 2005 and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of March 31, 2006, the Company had made $3,109,688 of net advances on behalf of its majority-owned affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”). As of March 31, 2006, the total investment and advance in affiliate for Bend Arch reflected in the accompanying financial statements is $14,290,529, comprised of $3,109,688 of historical cost and an unrealized gain on investments of $11,180,841. The unrealized gain on investments was included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the year ended December 31, 2005. The fair value of this investment was determined in good faith by the Company’s Board of Directors as of December 31, 2005 and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

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

As of March 31, 2006, the Company had made $58,556 of net advances on behalf of its majority-owned affiliate, AMEP Strategic Investments, Inc., (“AMEP Strategic”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet.

5. DEBT

Our debt at March 31, 2006 consisted of the following:

Lease Payable	2006	2005
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of March 31, 2006, the Company has recorded a total of $8,400 in accrued interest for this lease payable in the accompanying Balance Sheet.
In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of March 31, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized - (see Note 7 - Commitments and Contingencies and Note 8 - Related Party Transactions).

Notes payable - Banks	2006	2005
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	$-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	-	13,818
	$-	$31,282

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

Convertible Debentures:	2006	2005
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$-	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$57,967	$286,361

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. The entire $250,000 of debt discount has been amortized to interest expense.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of March 31, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount was amortized over the debt term of 17.5 months or through the due date of December 5, 2005. The entire $400,000 of debt discount has been amortized to interest expense.

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. The entire $1,000,000 of debt discount has been amortized to interest expense.

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

As of March 31, 2006, the Company has recorded $123,815 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of March 31, 2006.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 456,870,082 were issued and outstanding as of March 31, 2006. However, in December 2003, 8,500,000 of previously issued shares were cancelled as the Company had exceeded the 100,000,000 share limit authorized at that time. These 8,500,000 shares were reissued in January 2004 with an approved vote to increase the authorized shares (See below). Additionally, as of March 31, 2006, 4,075,000 shares were issuable as discussed below.
On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of March 31, 2006, 3,500,000 preferred shares were issued and outstanding.

Issuances (Retirements) of Preferred Stock:

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

In February 2006, the 500,000 shares of Series A preferred stock discussed above were converted into 1,500,000 shares of common stock in accordance with the conversion rights discussed previously.

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

In December 2005, the Company’s transfer agent determined that 15,000,000 shares that were actually issued to a third party in June 2004 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 15,000,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in December 2005). Accordingly, the Company recorded the fair value amount of $750,000 as a subscription receivable and is still outstanding as of March 31, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In January 2006, the Company’s transfer agent determined that an additional 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable and is still outstanding as of March 31, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

As a result of the July 2005 1-E filing discussed previously, through March 31, 2006, the Company received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies).

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

In March 2006, the Company received $193,920 from a third party as a result of the July 2005 1-E filing discussed previously. As a result of the transaction, 4,000,000 shares are issuable as of March 31, 2006 and were valued at $0.04848, 80% of the fair market value on the date of the transaction.

As of March 31, 2006, the Company has 4,075,000 shares issuable as detailed above.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2006.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (see Note 5 - Debt and Note 8 - Related Party Transactions). As of March 31, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $64,299 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2006. Such amounts are subject to potential federal tax liens.

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

As a result of the July 2005 1-E filing discussed above, through March 31, 2006, the Company received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and as of March 31, 2006, the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 15,000,000 shares and an additional unauthorized issuance of 2,500,000 shares, should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of March 31, 2006 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (See Note 5 - Debt and Note 7 - Commitments and Contingencies). The Company’s president and previous sole director personally guaranteed the obligation. As of March 31, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

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

We currently do not have a lease, are not paying rent on our space and it is being provided to the Company by our sole officer/director free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and previous sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and previous sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and previous sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. During the year ended December 31, 2005, the Company accrued 120,000 for compensation. Additionally, the president and previous sole director advanced $26,270 of funds on behalf of the Company and the Company repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005. During the three months ended March 31, 2006, the Company accrued $30,000 for compensation, repaid $57,000 and the president and previous sole director advanced $10,000 of funds on behalf of the Company. As a result, the accrued balance is $85,725 and is classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the three months ended March 31, 2006, the Company advanced directly or indirectly, $424,500 of funds to its wholly-owned investees. In total, the Company has advanced $3,380,809 of funds to its wholly-owned investees and this amount is included in the asset account entitled “Investment in and advanced to affiliates-majority-owned.

9. FINANCIAL INFORMATION Following is a schedule of financial highlights for the three months ended March 31, 2006:	Three Months
Ended
March 31, 2006

Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.04

Net Operating Loss (1)	0.00

Net increase in Stockholders Equity from Income	0.00

Net Asset Value at End of Period	$0.04

Per Share Market Value at End of Period	$0.05
Total Return (2)	-88%
Common Stock Outstanding and Issuable at End of Period	460,945,082

Ratio/Supplemental Data:
Net Assets at End of Period	$18,747,334
Ratio of Operating Expenses to Net Assets	0%
Ratio of Net Operating Loss to Net Assets	0%

(1) Based on Total Shares Outstanding and Issuable
(2) Total return equals the increase of the ending market value over the December 31, 2005 price of $0.05 per share, divided by the beginning price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Safe Harbor - The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements for the year ended December 31, 2005 and the notes thereto included elsewhere in this Form 10-Q.

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

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. As reflected in the accompanying financial statements, the Company has a net loss of $56,800 and net cash used in operations of $74,484 for the three months ended March 31, 2006. Additionally, the Company has a working capital deficiency of $460,420 as of March 31, 2006 and is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:
-	The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments
-	The Company’s ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

In accordance with BDC regulations, our majority-owned portfolio companies are not consolidated and accordingly, their financial information is not included in our accompanying audited Financial Statements. However, a significant portion of the proceeds received by the Company from the issuance of convertible debentures and the sale of common stock has been utilized as advances for our investees. The following represents unaudited supplemental information for the three months ended March 31, 2006 for our majority-owned portfolio companies.

Description	Production Resources, Inc.	Bend Arch Petroleum, Inc.	Oil America Group	AMEP Strategic Investments
Revenue	$67,172	$391,328	$-	$-
Expenses	85,972	740,737	12,440	-
Operating Loss	(18,800)	(349,409)	(12,440)	-
Other Income	-	-	-	-
Net Loss	$(18,800)	$(349,409)	$(12,440)	$-

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

As a result of the July 2005 1-E filing discussed above, through December 31, 2005, the Company has received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation of our investments, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our interim report on Form 10-Q for the three months ended march 31, 2006. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis, no impairment charge has been recorded for the three months ended March 31, 2006.

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

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance at December 31, 2005 was $2,074,898 at December 31, 2005. Net operating loss carry-forwards aggregate approximately $6,102,639 and expire in the years through 2025.

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

RESULTS OF OPERATIONS
Results of Operations

Three months ended March 31, 2006 compared to March 31, 2005.

	Three Months Ended
	March 31,
	2006	2005

Operating Expenses
Compensation	30,000	30,000
Consulting	-	28,000
Depreciation	1,946	1,946
General and administrative	16,837	4,479
Professional	24,466	5,147
Total Operating Expenses	73,249	69,572

Loss from Operations	(73,249)	(69,572)

Other Income (Expense)
Other income	20,000	-
Interest expense	(2,050)	(383,590)
Payroll tax expense and penalties	(1,501)	(1,501)
Total Other Income (Expense)	16,449	(385,091)

Net Loss	$(56,800)	$(454,663)

Revenue:

There was no revenue for the three months ended March 31, 2006 or March 31, 2005, respectively.

Operating Expenses:

Operating expenses increased $3,677, or 5%, to $73,249 for 2006 from $69,572 for 2005. The increase was primarily the result of a $19,320 increase in professional and a $12,358 increase in general and administrative, offset by a $28,000 decrease in consulting. The increase in professional and general and administrative is directly related to the increased costs the Company has incurred as the result of being a BDC. The decrease in consulting was primarily that in 2005, stock was issued for services compared to none in 2006.

Other Income (Expense):

Other income (expense) increased $401,540 of income, or 104% to $16,449 of income for 2006 from $385,091 of expense for 2005. The increase was primarily from a $381,541 decrease in interest expense in 2006 as compared to 2005 due to a convertible debenture beneficial conversion feature recorded in 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $198,775 at March 31, 2006 as compared to $471,339 at December 31, 2005, and working capital deficit was $460,420 at March 31, 2006 as compared to $207,486 at December 31, 2005. The decrease in cash was primarily from $425,500 of net advances to the Company’s majority-owned investees, offset by $226,420 of cash proceeds from financing activities.

Operating Activities

Cash used in operating activities was $74,484 for the three months ended March 31, 2006 compared to cash used of $75,447 for the three months ended March 31, 2005, or a change of less than 1%.

Investing Activities

Cash used in investing activities was $424,500 for the three months ended March 31, 2006 compared to $129,806 for the three months ended March 31, 2005. The increase in cash used resulted entirely from an increase in advances made by the Company for its majority-owned investees.

Financing Activities

Cash provided by financing activities was $226,420 for the three months ended March 31, 2006 compared to cash used of $4,500 for the three months ended March 31, 2005. The increase in cash provided resulted primarily from $193,920 of net proceeds from the issuance of common stock and $32, 500 of cash proceeds from the repayment of a subscription receivable.

Our principal uses of cash to date have been for operating activities and we have funded our operations previously primarily by incurring indebtedness in the form of convertible debentures and issuing common stock.

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

The following summarizes our debt obligations at March 31, 2006:

DEBT

Our debt at March 31, 2006 and 2005 consisted of the following:

Lease Payable	2006	2005
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of December 31, 2005, the Company has recorded a total of $8,400 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of March 31, 2006, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable - Banks	2006	2005
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	$-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	-	13,818
	$-	$31,282

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

Convertible Debentures:	2006	2005
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$-	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$57,967	$286,361

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

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 and this is the balance as of March 31, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount was amortized over the debt term of 17.5 months or through the due date of December 5, 2005. The entire $400,000 of debt discount has been amortized to interest expense.

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. The entire $1,000,000 debt discount has been amortized to interest expense.

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

As of March 31, 2006, the Company has recorded $123,815 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of March 31, 2006.

Equity Financing

For the three months ended March 31, 2006 and 2005 the Company received $193,920 and zero of proceeds, net of offering costs, from the issuance of common stock, respectively.

Liquidity

To continue with our business plan, we will require additional working capital as we have not been generating sufficient cash from operations as a BDC to fund our operating activities through the end of fiscal 2006. Presently, as a BDC, our only source of revenues is through distributions from our majority-owned investees. We cannot assure you that we will receive distributions from our majority-owned investees, if any, and that borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of March 31, 2006, our contractual obligations and commitments by type and period:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable.	$16,131	$16,131	$-	$-	$-
Convertible Debentures	57,967	57,967	-	-	-
Accrued Interest Payable	132,215	132,215	-	-	-

Total Debt	$206,313	$206,313	$-	$-	$-

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

PART II

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2006.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director. As of March 31, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $64,299 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2006. Such amounts are subject to potential federal tax liens.

Item 2. Changes in Securities

Issuances of Preferred Stock:

None

Retirement of Preferred Stock

In February 2006, 500,000 shares of Series A preferred stock previously issued for consulting services were converted into 1,500,000 shares of common stock in accordance with the conversion rights associated with the preferred stock.

As a result of the conversion, the Company has 3,500,000 shares of preferred stock outstanding as of March 31, 2006.

Issuances of Common Stock:
In January 2006, the Company’s transfer agent determined that 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable and is still outstanding as of March 31, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

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

As a result of the June 2005 1-E filing discussed above, through March 31, 2006, the Company has received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock. Of the 131,930,758 shares, 4,000,000 of the shares were sold in January 2006 at $0.04848 per share and the Company received $193,920 of proceeds. The 4,000,000 shares had not been issued as of March 31, 2006 and are recorded as Common Stock Issuable in the accompanying financial statements.

At March 31, 2006, the Company has 4,075,000 shares issuable as discussed above.

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

Item 6. Exhibits

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

Date: March 18, 2006	By:	/s/ Charles Bitters
Charles Bitters
Principal Executive Officer, Principal Financial Officer, Director