Form 10-Q
period 2006-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2006-08-14
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File number: 333-52812
American Energy Production, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	74-2945581
(STATE OR JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

6073 Hwy 281 South, Mineral Wells, TX	76067
(BUSINESS ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

P.O. Box 1406, Mineral Wells, TX	76068
(MAILING ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (210) 410-8158

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ] Accelerated filer [ ] Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of August 7, 2006, there were approximately 494,170,082 shares of common stock, $0.001 par value, issued and outstanding.
American Energy Production, Inc.
Form 10-Q Index
June 30, 2006

PART I
FINANCIAL INFORMATION

Item 1-Financial Statements

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets
Cash	$1,179,699	$471,339
Total Current Assets	1,179,699	471,339

Property and equipment, net	23,115	27,029

Investments:
Investments in and advances to affiliates - majority-owned	20,064,670	18,758,170
Total Investments	20,064,670	18,758,170

Total Assets	$21,267,484	$19,256,539

LIABILITIES

Current Liabilities
Accounts payable	$303,268	$309,039
Due to related parties	88,725	102,725
Convertible debentures	57,967	57,967
Accrued interest payable	134,377	130,165
Accrued payroll taxes and penalties	65,800	62,798
Lease payable	16,131	16,131
Total Current Liabilities	$666,268	$678,825

Net Assets	$20,601,216	$18,577,714

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheets (Continued)

	June 30, 2006	December 31, 2005
	(Unaudited)
Commitments and Contingencies (Note 7)

Stockholders' Equity

Convertible preferred stock, Series B, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 issued and outstanding	$350	$400
Common stock, $0.0001 par value, 500,000,000 shares authorized
494,170,082 and 452,870,082 shares issued and outstanding
outstanding, respectively	49,417	45,287
Common stock issuable, $0.0001 par value, 75,000 shares	8	8
Additional paid in capital	23,998,249	21,542,084
Accumulated deficit	(9,360,491)	(9,360,491)
Retained earnings accumulated during development stage	6,815,683	7,159,926
	21,503,216	19,387,214
Less: Subscription Receivable	(902,000)	(809,500)

Total Stockholders' Equity	20,601,216	18,577,714

Total Liabilities and Stockholders' Equity	$21,267,484	$19,256,539

Net Asset Value Per Share	$0.04	$0.04

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations (Unaudited)

					Period from
					February 20, 2003
	Six Months Ended		Three Months Ended		(Inception of
	June 30,		June 30,		Development Stage)
	2006	2005	2006	2005	to June 30, 2006

Investment and Pre-BDC Operating Income

Oil sales, net	$-	$-	$-	$-	$ 46,658

Investment income - portfolio investments
Interest	-	-	-	-	-
Dividends	-	-	-	-	-
Total Investment and Pre-BDC Operating Income	-	-	-	-	46,658

Operating Expenses
Compensation	60,000	60,000	30,000	30,000	842,596
Consulting	146,190	35,486	146,190	7,486	1,271,383
Depletion	-	-	-	-	3,987
Depreciation	3,914	3,914	1,968	1,968	85,874
Equipment rental	-	-	-	-	63,000
General and administrative	33,905	11,341	17,067	6,861	186,340
Production	626	-	626	-	143,349
Professional	112,394	73,653	87,928	68,507	487,093
Website	-	-	-	-	322,583
Total Operating Expenses	357,029	184,394	283,779	114,822	3,406,205

Net Investment and Pre-BDC Operating Loss	(357,029)	(184,394)	(283,779)	(114,822)	(3,359,548)

Other Income (Expense)
Gain on settlement of debt	-	-	-	-	18,364
Other income	20,000	-	-	-	44,155
Unrealized gain on investments	-	-	-	-	14,852,861
Interest expense	(4,212)	(473,850)	(2,163)	(90,260	(4,552,984)
Payroll tax penalties	(3,002)	(3,002)	(1,501)	(1,501	(20,165)
Loss on settlement	-	-	-	-	(167,000)
Total Other Income (Expense)	12,786	(476,852)	3,664	(91,761)	10,175,231

Net Decrease) in Net Assets (post BDC) and Net Income (pre BDC)	$(344,243)	$(661,246)	$(287,443)	$(206,583)	$ 6,815,683

Net Decrease in Net Assets (post BDC) and Net Income (pre BDC) Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$ 0.03

Weighted average Shares	483,873,137	306,171,168	485,967,060	306,171,168	248,560,500

See accompanying notes to unaudited financial statements

American Energy Production, Inc. (A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			Period from
			February 20, 2003
	Six Months Ended		(Inception of
	June 30,		Development Stage )
	2006	2005	to June 30, 2006
Cash Flows From Operating Activities:
Net decrease in net assets (post BDC)
and net income (pre BDC)	$(344,243)	$(661,246)	$6,815,683
Adjustments to reconcile net decrease in net assets
(post BDC) and net income (pre BDC) to net cash used in operations:
Stock issued for debt and services	-	-	951,555
Stock issued for equipment	-	-	20,000
Stock issued for chemical	-	-	37,000
Stock issued in settlement	-	-	17,500
Unrealized gain on investments	-	-	(14,852,861)
Gain on settlement of debt	-	-	(18,364)
Loss on settlement	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	-	449,304	4,280,000
Compensation expense in excess of debt to officer	-	-	480,995
Amortization of deferred services	-	-	405,796
Depreciation	3,914	3,914	85,874
Depletion	-	-	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	-	-	3,484
Decrease in cash overdraft	-	-	(6,726)
Decrease (increase) in accounts payable	(5,771)	11,318	62,481
Decrease in due to related party	(14,000)	(32,500)	(60,776)
Increase in accrued interest payable	4,214	24,545	220,237
Increase in accrued payroll taxes payable	3,001	3,002	20,163
Net Cash Used In Operating Activities	(352,885)	(201,663)	(1,384,472)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	-	-	-
Purchase of equipment	-	-	(178,974)
Advances to affiliates/investees	(1,306,500)	(136,556)	(4,681,842)
Purchase of oil lease	-	-	(8,500)
Net Cash Used In Investing Activities	$(1,306,500)	$(136,556)	$(4,869,316)

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

			Period from
			February 20, 2003
	Six Months Ended		(Inception of
	June 30,		Development Stage )
	2006	2005	to June 30, 2006
Cash Flows From Financing Activities:
Proceeds for note payable - officer	-	-	32,070
Repayment of officer loan	-	-	(115)
Proceeds from loan - other	-	-	54,396
Repayment of loan proceeds - other	-	(9,000)	(105,976)
Proceeds from issuance of convertible debentures	-	-	1,850,000
Proceeds from common stock issuable, net of
offering costs	2,335,245	185,000	4,575,878
Proceeds from repayment of subscription receivable	32,500	-	32,500
Proceeds from issuance of
common stock, net of offering costs	-	-	994,823
Repayment of lease payable	-	-	(87)
Net Cash Provided By (Used In) Financing Activities	2,367,745	176,000	7,433,489

Net Increase (Decrease) in Cash	708,360	(162,219)	1,179,699
Cash at Beginning of Period	471,339	268,665	-
Cash at End of Period	1,179,699	106,446	1,179,699

Cash interest paid	$-	$-	$47,750

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$-	$-	$2,000,000
Conversion of note payable to convertible debenture	-	-	2,000,000
Conversion of indebtedness to preferred stock	-	-	528,532
Conversion of preferred stock to common stock	150	-	150
Conversion of convertible debentures to common stock	-	400,000	1,850,000
Conversion of convertible debentures by advances	-	-	342,033
Asset acquisition paid with convertible debenture and stock	-	-	800,000
Asset acquisition paid with stock	-	-	72,000
Common stock issued for subscription receivable	250	25,000	809,750
Stock Subscription receivable (23,964,530 shares)	-	-	-
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	-	2,074,498
Convertible debenture	-	-	2,000,000
Accrued interest payable	-	-	71,014
Net receivable from transfer of assets and liabilities	-	-	3,484

See accompanying notes to unaudited financial statements

2

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Changes in Net Assets
(Unaudited)
Six
Months Ended
June 30, 2006

Decrease in net assets from operations:	(344,243)
Net operating losses

Net decrease in net assets from operations	(344,243)
Common Stock transactions	2,367,745
Total increase in Net Assets	2,023,502

Net Assets:
Beginning of Period	18,577,714
End of period	20,601,216

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
June 30, 2006
(Unaudited)

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At June 30, 2006
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$984,565	$4,656,585

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	212,000	212,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	3,956,688	15,137,529

AMEP Strategic Investments, Inc.	Investment	Common Stock	100%	58,556	58,556
Total Control Investments - Majority Owned				$5,211,809	$20,064,670
Total Investments				5,211,809	20,064,670
Unearned Income				-	-
Total Investments, net of Unearned Income				$5,211,809	$20,064,670

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

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

1. HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (“BDC”) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its majority owned portfolio companies will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a BDC under the Investment Company Act of 1940 the (“Act”). Accordingly, the Company is presently registered as an Investment Company under the Act. A BDC, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940, report to stockholders like traditional operating companies and file regular quarterly and annual reports with the SEC. A BDC is required to make available significant managerial assistance to their portfolio companies. The Company had determined that its operating model best approximated that of an investment company and intended to make investments into developing businesses in the oil and gas and other industries.

In May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined based upon its review that, going forward, it should, consistent with its current balance sheet, withdraw its election to be regulated as a BDC.

The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues, will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies as a BDC.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC. Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders of the Company requesting approval to de-elect its BDC status.
The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $344,243 and net cash used in operations of $352,885 for the six months ended June 30, 2006. Additionally, the Company is also in default on certain notes to banks, is in the development stage with no investment income as a BDC, and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, generate revenues and withdraw its election to be a BDC as discussed previously. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
June 30, 2006
(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

The accompanying unaudited financial statements are prepared in accordance with the guidance in the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies”, Article 6 of Regulation S-X and in accordance with the 1940 Act and rules and regulations since the Company elected to be regulated as a BDC in January 2004.

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

For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2005 included in the Company’s annual report on Form 10-K.

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
June 30, 2006
(Unaudited)

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at June 30, 2006.

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 is effective in fiscal years beginning after December 31, 2005. The Company is in the process of evaluating the impact of changing from a BDC to an operating company but anticipates that the adoption of SFAS No. 154 will not have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. For public companies that file as a small business issuer, this Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company’s first interim period applicable to SFAS 123 (Revised) is for the three months ended March 31, 2006. However, the adoption of SFAS 123 (Revised) does not have an impact to the financial statements since the Company, as a BDC, may no longer issue stock based compensation under the 1940 Act. However, since the Company intends to withdraw its election as a BDC, SFAS 123 (Revised) may have an impact to future financial statements of the Company.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

INVESTMENTS IN AND ADVANCES TO AFFILIATES

As of June 30, 2006, investments consisted of the following:

	Cost	Fair Value
Investments in Equity Securities	$5,211,809	$20,064,670
Less: Unearned Income	-	-
Total	$5,211,809	$20,064,670

The Company’s investment portfolio is currently all in majority owned private companies that acquire, develop, produce, explore and sell oil and gas and is all held as non income producing and restricted common stock. The Company anticipates that its majority owned portfolio companies will be able to sell all the oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

As of June 30, 2006, the total investment in and advance to affiliate for PRI reflected in the accompanying financial statements is $4,656,585, comprised of $984,565 of historical cost and an unrealized gain on investments of $3,672,020 that was included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the year ended December 31, 2005 (see detailed schedule of the investment in and advance to below).

The $984,565 of historical cost is net of a $342,033 reduction of the $400,000 convertible debenture discussed above for advances made by the Company on behalf of PRI. The fair value of this investment was determined in good faith by the Company’s Board of Directors as of December 31, 2005 due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of June 30, 2006, the Company had made $3,956,688 of net advances on behalf of its majority-owned affiliate, Bend Arch Petroleum, Inc., (“Bend Arch”). As of June 30, 2006, the total investment in and advance to affiliate for Bend Arch reflected in the accompanying financial statements is $15,137,529, comprised of $3,956,688 of historical cost and an unrealized gain on investments of $11,180,841 (see detailed schedule of the investment in and advance to below). The unrealized gain on investments was included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the year ended December 31, 2005. The fair value of this investment was determined in good faith by the Company’s Board of Directors as of December 31, 2005 due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 5 - Debt and Note 8 - Related Party Transactions) of the Company’s president and a director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

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

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. In accordance with the rules of a BDC, the $72,000 purchase price for the capital stock of OAG was recorded as an investment in affiliate - majority-owned. Additionally, the Company has made $140,000 of advances to OAG. Including the advances, the total of $212,000 has been recorded as investment in and advances to affiliates in the accompanying balance sheet (see detailed schedule of the investment in and advance to below). OAG is now a majority-owned affiliate of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

As of June 30, 2006, the Company had made $58,556 of net advances on behalf of its majority-owned affiliate, AMEP Strategic Investments, Inc., (“AMEP Strategic”) and this amount has been recorded as investment in and advances to affiliates in the accompanying balance sheet (see detailed schedule of the investment in and advance to below).

In accordance with Rule 12-14 of Regulation S-X, the following information is provided for the Company’s Investments in and Advances to Affiliates balance as of June 30, 2006:

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

Investments In and Advances to Affiliates
As of June 30, 2006
	Number of shares-
Name of issuer	principal
And title of	amount of bonds	Amount of
Issue or nature of	notes and other indebtedness	Equity in net profit and loss	Amount of dividends or	Value of each item at close
indebtedness	at close of period (1)	for the period (2)	interest (3)	of period (4)
Investments in majority owned affiliates:

Production Resources, Inc.	$184,565	$800,000	$-	$984,565

Oil America Group, Inc.	140,000	72,000	-	212,000

Bend Arch Petroleum, Inc.	3,956,688	-	-	3,956,688

AMEP Strategic Investments	58,556	-	-	58,556

Total	$4,339,809	$872,000	$-	$5,211,809

(1) Represents net advances to by the Company on behalf of its majority owned affiliates.
(2) Represents historical purchase paid by the Company for the affiliate.
(3) No dividends or interest have been paid by the affiliates as of June 30, 2006.
(4) Represents the total historical cost without any unrealized gain or loss included (aggregate of (1), (2) and (3).

Advances To - January 1, 2006 to June 30, 2006

	December 31,2005	Advances	Repayments	June 30, 2006

Production Resources, Inc.	$167,065	$17,500	$-	$184,565

Oil America Group, Inc.	115,000	25,000	-	140,000

Bend Arch Petroleum, Inc.	2,675,688	1,281,000	-	3,956,688

AMEP Strategic Investments	75,556	-	17,000	58,556

Total	$3,033,309	$1,323,500	$17,000	$4,339,809

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

5. DEBT

Our debt consisted of the following:

Lease Payable
	Jun. 30,2006	Dec. 31, 2005
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at June 30, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of June 30, 2006, the Company has recorded a total of $9,406 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, an agreement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of June 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized - (see Note 7 - Commitments and Contingencies and Note 8 - Related Party Transactions).

Notes payable - Banks

	Jun. 30, 2006	Dec. 31, 2005
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	$-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	-	13,818
	$-	$31,282

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

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

Convertible Debentures:

	Jun. 30, 2006	Dec. 31, 2005
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$-	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$57,967	$286,361

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

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of June 30, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

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

As of June 30, 2006, the Company has recorded $124,971 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of June 30, 2006.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 494,170,082 were issued and outstanding as of June 30, 2006. Additionally, as of June 30, 2006, 75,000 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of June 30, 2006, 3,500,000 preferred shares were issued and outstanding and held entirely by the Company’s president and a director..

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

In March 2005, the Company issued 2,500,000 shares of common stock at $0.01 per share to an entity in exchange for a $25,000 subscription receivable. The stock was valued at $0.01, the fair market value on the date of the transaction. Subsequently, the shares were issued in August 2005. As of December 31, 2005, the subscription receivable was still outstanding.

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

In January 2006, the Company’s transfer agent determined that an additional 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable and is still outstanding as of June 30, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In February 2006, 500,000 shares of the Company’s Series A preferred stock discussed above were converted into 1,500,000 shares of the Company, $0.001 par value common stock in accordance with the conversion rights discussed previously.

As a result of the July 2005 1-E filing discussed previously, through June 30, 2006, the Company received $4,575,878 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). This includes net proceeds of $2,335,245 from the offering through the sale of 37,300,000 shares of the Company’s $0.001 par value common stock during the six months ended June 30, 2006.

As discussed previously, In May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. In that letter, the SEC noted the potential compliance issues with the Company’s 1-E filing. In response, the Company voluntarily suspended the offering and does not anticipate resuming the offering.

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

In March 2006, the Company received $193,920 from a third party as a result of the July 2005 1-E filing discussed previously. As a result of the transaction, 4,000,000 shares are issuable as of March 31, 2006 and were valued at $0.04848, 80% of the fair market value on the date of the transaction. Subsequently, in April 2006, the 4,000,000 shares were issued by the Transfer Agent and are now outstanding as of June 30, 2006.

As of June 30, 2006, the Company has 75,000 shares issuable as detailed above.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of June 30, 2006.

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (see Note 5 - Debt and Note 8 - Related Party Transactions). As of June 30, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $65,800 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2006. Such amounts are subject to potential federal tax liens.

We had intended to make an election to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. In order to maintain our status as a regulated investment company, we are required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognize between January 1, 2004 and December 31, 2013, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2004 and December 31, 2013) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intended to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intended to make deemed distributions to our stockholders of any retained net capital gains. However, as previously discussed, the Company is in the process of withdrawing its election to be a BDC. Accordingly, the Company will no longer be subject to the 1940 Act and will not have the option of being taxed as a regulated investment company under Subchapter M if the Internal Revenue Code.

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

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and as of June 30, 2006, the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 15,000,000 shares and an additional unauthorized issuance of 2,500,000 shares, should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of June 30, 2006 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

As previously discussed, in May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet, withdraw its election to be regulated as a BDC.

The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues, will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies as a BDC.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC.

Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders of the Company requesting approval to de-elect its BDC status.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

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

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (See Note 5 - Debt and Note 7 - Commitments and Contingencies). The Company’s president and previous sole director personally guaranteed the obligation. As of June 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

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

We currently do not have a lease, are not paying rent on our space and it is being provided to the Company by our president and a director free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and previous sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the president and previous sole director has from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and previous sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. During the year ended December 31, 2005, the Company accrued 120,000 for compensation. Additionally, the president and previous sole director advanced $26,270 of funds on behalf of the Company and the Company repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005. During the six months ended June 30, 2006, the Company accrued $60,000 for compensation, repaid $84,000 and the president and previous sole director advanced $10,000 of funds on behalf of the Company. As a result, the accrued balance as of June 30, 2006 is $88,725 and is classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the six months ended June 30, 2006, the Company advanced directly or indirectly, $1,306,500 of net funds to its majority owned portfolio companies. In total, the Company has advanced $4,681,842 of net funds to its majority owned portfolio companies and is included in the asset account entitled “Investment in and advances to affiliates-majority-owned.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

9. FINANCIAL INFORMATION Following is a schedule of financial highlights for the six months ended June 30, 2006:	Six Months
Ended
June 30, 2006
Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.04
Net Operating Loss (1)	0.00
Net increase in Stockholders Equity from Income	0.00
Net Asset Value at End of Period	$0.04

Per Share Market Value at End of Period	$0.07
Total Return (2)	-86%
Common Stock Outstanding and Issuable at End of Period	494,245,082

Ratio/Supplemental Data:
Net Assets at End of Period	$20,216,216
Ratio of Operating Expenses to Net Assets	2%
Ratio of Net Operating Loss to Net Assets	2%

(1) Based on Total Shares Outstanding and Issuable
(2) Total return equals the increase of the ending market value over the December 31, 2005 price of $0.05 per share, divided by the beginning price.

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2006
(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

This Quarterly Report, including the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•	economic downturns or recessions may impair our portfolio companies' performance;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	the risks associated with the possible disruption in the Company's operations due to terrorism;

•	future changes in laws or regulations and conditions in our operating areas; and

•	the risks, uncertainties and other factors we identify from time to time in our filings with the Securities and Exchange Commission, including our Form 10-Ks, Form 10-Qs and Form 8-Ks.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.

OVERVIEW

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded BDC that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its majority owned portfolio companies will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

Prior to becoming a BDC effective in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage - (See below). Prior to that, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the SEC to be regulated as a BDC under the Investment Company Act of 1940 the (“Act”). Accordingly, the Company is presently registered as an Investment Company under the Act. A BDC, like all mutual funds and closed-end funds, are regulated by the Investment Company Act of 1940, report to stockholders like traditional operating companies and file regular quarterly and annual reports with the SEC. A BDC is required to make available significant managerial assistance to their portfolio companies. The Company had determined that its operating model best approximated that of an investment company and intended to make investments into developing businesses in the oil and gas and other industries.

As reflected in the accompanying financial statements, the Company has a net loss of $344,243 and net cash used in operations of $352,885 for the six months ended June 30, 2006. Additionally, the Company is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, generate revenues and withdraw its election to be a BDC as discussed previously. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:
•	The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments.

•
The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues, will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies as a BDC.

•
If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC. Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders of the Company requesting approval to de-elect its BDC status.

•
The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

In accordance with BDC regulations, our majority-owned portfolio companies are not consolidated and accordingly, their financial information is not included in our accompanying audited Financial Statements. However, a significant portion of the proceeds received by the Company from the issuance of convertible debentures and the sale of common stock has been utilized as advances to our majority owned portfolio companies.

The following represents unaudited supplemental information for the six months ended June 30, 2006 for our majority-owned portfolio companies.
Description	Production Resources, Inc.	Bend Arch Petroleum, Inc.	Oil America Group	AMEP Strategic Investments
Revenue	$182,109	$611,361	$10,344	$-
Expenses	168,423	1,575,211	27,518	-
Operating Loss	14,387	(963,850)	(17,174)	-
Other Income	-	189,908	-	-
Net Loss	$14,387	$(733,942)	$(17,174)	$-

The above unaudited supplemental information does not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations for our majority-owned portfolio companies.

RECENT DEVELOPMENTS

In May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet, withdraw its election to be regulated as a BDC.

The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues, will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies as a BDC.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC. Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders of the Company requesting approval to de-elect its BDC status.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation of our investments, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our interim report on Form 10-Q for the period ended June 30, 2006. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

ALLOCATION OF THE PURCHASE PRICE TO CERTAIN OIL AND GAS RELATED ASSETS ACQUIRED

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the brother of the Company’s president and the previous sole director, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations.” Accordingly, the purchase price was allocated to the various assets and the results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based on our impairment analysis, no impairment charge has been recorded for the six months ended June 30, 2006.

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

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance at December 31, 2005 was $2,074,898. Net operating loss carry-forwards aggregate approximately $6,102,639 and expire in the years through 2025.

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

RESULTS OF OPERATIONS

Six Months and Three Months ended June 30, 2006 compared to June 30, 2005.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Investment and Pre-BDC Operating Income

Oil sales, net	$-	$-	$-	$-

Investment income - portfolio investments
Interest	-	-	-	-
Dividends	-	-	-	-
Total Investment and Pre-BDC Operating Income	-	-	-	-

Operating Expenses
Compensation	60,000	60,000	30,000	30,000
Consulting	146,190	35,486	146,190	7,486
Depletion	-	-	-	-
Depreciation	3,914	3,914	1,968	1,968
Equipment rental	-	-	-	-
General and administrative	33,905	11,341	17,067	6,861
Production	626	-	626	-
Professional	112,394	73,653	87,928	68,507
Website	-	-	-	-
Total Operating Expenses	357,029	184,394	283,779	114,822

Net Investment and Pre-BDC Operating Loss	(357,029)	(184,394)	(283,779)	(114,822)

Other Income (Expense)
Gain on settlement of debt	-	-	-	-
Other income	20,000	-	-	-
Interest expense	(4,212)	(473,850)	(2,163)	(90,260)
Payroll tax penalties	(3,002)	(3,002)	(1,501)	(1,501)
Loss on settlement	-	-	-	-
Total Other Income (Expense)	12,786	(476,852)	3,664	(91,761)

Net Increase (Decrease) in Net Assets (post BDC) and Net Income (pre BDC)	$(344,243)	$(661,246)	$(287,443)	$(206,583)

Six Months Ended June 30, 2006 compared to June 30, 2005

Investment and Pre-BDC Operating Income:

There was no investment and pre-BDC operating income for the six months ended June 30, 2006 or June 30, 2005, respectively.

Operating Expenses:

Operating expenses increased $172,635, or 94%, to $357,029 for 2006 from $184,394 for 2005. The increase was primarily the result of an $110,704 increase in consulting, a $38,741 increase in professional and a $22,563 increase in general and administrative. The increase in professional and general and administrative is directly related to the increased costs the Company has incurred as the result of being a BDC. The increase in consulting was primarily for financial advising services by a third party.

Other Income (Expense):

Other income (expense) decreased $489,638 of expense, or 103% to $12,786 of income for 2006 from $476,852 of expense for 2005. The decrease was primarily from a $469,638 decrease in interest expense in 2006 as compared to 2005 due to a convertible debenture beneficial conversion feature recorded in 2005, offset by $20,000 of other income in 2006 related to a reimbursement credit for consulting services paid for in 2005 but not completed in entirety.

Three Months Ended June 30, 2006 compared to June 30, 2005

Investment and Pre-BDC Operating Income:

There was no investment and pre-BDC operating income for the three months ended June 30, 2006 or June 30, 2005, respectively.

Operating Expenses:

Operating expenses increased $168,957, or 147%, to $283,779 for 2006 from $114,822 for 2005. The increase was primarily the result of a $138,704 increase in consulting, a $19,421 increase in professional and a $10,206 increase in general and administrative. The increase in professional and general and administrative is directly related to the increased costs the Company has incurred as the result of being a BDC. The increase in consulting was primarily for financial advising services by a third party.

Other Income (Expense):

Other income (expense) decreased $88,097 of expense, or 98% to $3,664 of expense for 2006 from $91,761 of expense for 2005. The decrease was primarily from an $88,097 decrease in interest expense in 2006 as compared to 2005 due to a convertible debenture beneficial conversion feature recorded in 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $1,179,699 at June 30, 2006 as compared to $471,339 at December 31, 2005, and working capital surplus was $513,431 at June 30, 2006 as compared to a working capital deficit of $207,486 at December 31, 2005. The increase in cash was primarily from $2,335,435 of cash proceeds from financing activities, offset by $1,306,500 of net advances to the Company’s majority-owned affiliates.

Operating Activities

Cash used in operating activities was $352,885 for the six months ended June 30, 2006 compared to cash used of $201,663 for the six months ended June 30, 2005. The increase in cash used in operations for 2006 was primarily from a $449,304 decrease in interest expense related to a beneficial conversion feature in 2005, offset by a $317,003 decrease in the net loss for 2006 as compared to 2005.

Investing Activities

Cash used in investing activities was $1,306,500 for the six months ended June 30, 2006 compared to $136,556 for the six months ended June 30, 2005. The increase in cash used resulted entirely from an increase in advances made by the Company for its majority-owned investees.

Financing Activities

Cash provided by financing activities was $2,367,745 for the six months ended June 30, 2006 compared to cash provided of $176,000 for the six months ended June 30, 2005. The increase in cash provided resulted primarily from $2,335,245 of net proceeds from the issuance of common stock and $32,500 of cash proceeds from the repayment of a subscription receivable.

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

The following summarizes our debt obligations at June 30, 2006:

DEBT

Our debt consisted of the following:

Lease Payable

	Jun. 30, 2006	Dec. 31, 2005
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at June 30, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of June 30, 2006, the Company has recorded a total of $9,406 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, an agreement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of June 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

Notes payable - Banks
	Jun. 30, 2006	Dec. 31, 2005
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	$-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	-	13,818
	$-	$31,282

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

Convertible Debentures:

	Jun. 30, 2006	Dec. 31, 2005
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$-	$70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$57,967	$286,361

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture was shown as outstanding even though the convertible debenture holder informed the Company that an election was made June 1, 2004 to convert the balance into common shares of the Company. Subsequently, the Company’s transfer agent determined that the conversion did occur and the common shares were issued to the convertible debenture holder even though the transfer agent report erroneously excluded the common share issuance. As of December 31, 2005, the transfer agent corrected their report and the 7,000,000 shares of common stock were issued to the convertible debenture holder at a price of $0.01 per share (50% of the closing share price on June 1, 2004, the effective conversion price.

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

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 and this is the balance as of June 30, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.
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

On February 20, 2003, the Company executed a $2,000,000 convertible note payable accruing interest at 6% with a company controlled by the brother of the Company’s president and a director. The maturity date was July 25, 2007. The note was payable at maturity in preferred stock of the Company at $1.00 per share and. the preferred stock was convertible into common stock at $1.00 per share. Additionally, at the option of the holder, the debt may be settled for cash. The note was secured by a deed of trust and a lien against the leases and the wells and other liens against the same leases and wells of $25,000.

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

In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s majority owned affiliate (see below).

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

As of June 30, 2006, the Company has recorded $124,971 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of June 30, 2006.

Equity Financing

For the six months ended June 30, 2006 and 2005 the Company received $2,335,245 and $185,000 of proceeds, net of offering costs, from the issuance of common stock, respectively.

Liquidity

To continue with our business plan, we will require additional working capital as we have not been generating sufficient cash from operations as a BDC to fund our operating activities through the end of fiscal 2006. Presently, as a BDC, our only source of revenues is through distributions from our majority-owned Portfolio companies. We cannot assure you that we will receive distributions from our majority-owned Portfolio companies, if any, and that borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, the prospects for our business as a BDC and the success of our majority-owned Protfolio companies. Additionally, any necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for interim financing and subsequent project financing, would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2006, our contractual obligations and commitments by type and period:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable	$16,131	$16,131	$-	$-	$-
Convertible Debentures	57,967	57,967	-	-	-
Accrued Interest Payable	134,377	134,377	-	-	-

Total Debt	$208,475	$208,475	$-	$-	$-

2006 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt. Additionally, the Company as a BDC is highly dependent on the success of its majority-owned portfolio companies. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management or that the Company’s majority-owned portfolio companies will be successful.

The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues, will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies as a BDC.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC. Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders of the Company requesting approval to de-elect its BDC status.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest from 8% to a default 18% per annum rate as the result of being in default of certain debt as of June 30, 2006. There is a risk that additional debt may be declared in default in the future and the higher default rate of 18% may have a negative affect on our operations.

We have accrued payroll taxes and penalties related to prior operations and are estimating and accruing penalties and interest. However, there is a risk that the actual penalties and interest to be paid, if any, could be significantly higher and have a negative affect on our operations.

Currently, we consider our principal market risk to be the fluctuations of the valuations of the investment portfolio.

Our investments are carried at fair value, as determined by the Board of Directors. We expect to value publicly traded shares at the closing price on the valuation date. We expect to value debt and equity securities that are not publicly traded, or that we are restricted from trading, at fair value as determined in good faith by our Board of Directors. In making such determination, we expect that the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity, or other securities, we expect that the Board of Directors will determine the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned at other times.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) At the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Act of 1934.

(b) On May 25, 2006, the Company received a letter of inquiry from the SEC related to, among other things, the Company’s disclosure controls and procedures. In that letter, the SEC noted the Company’s repeated requests for extensions of time to file its required reports. Subsequently, the Company has conducted a review of its disclosure controls and procedures designed to ensure that all future filings and submissions to the SEC are consistent with the requirements of federal securities laws are not otherwise misleading. The review resulted in the implementation of additional controls to ensure that future filings are complete, accurate and made on a timely basis. The Company has engaged corporate and BDC counsel to assist the Company in its discussions with the SEC and with the filing process. Additionally, the Company has engaged an accounting consultant to ensure that its financial records are maintained and recorded in a timely manner. Finally, the Company has adopted an audit committee and identified and appointed - subject to shareholder election - new members to the Board of Directors, such that the Company’s management has significant experience relating to its primary business. The implementation of these additional controls and procedures allowed the Company’s Chief Executive Officer and Chief Financial Officer to conclude that the current disclosure controls and procedures are effective, as required.

PART II - Other Information

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of June 30, 2006.

In November 2003, an agreement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director. As of June 30, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $65,800 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2006. Such amounts are subject to potential federal tax liens.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussions in “Risk Factors, “ “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Financial Statements” in our Form 10-K for December 31, 2005 and in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Preferred Stock:

None

Retirement of Preferred Stock

In February 2006, 500,000 shares of Series A preferred stock previously issued for consulting services were converted into 1,500,000 shares of common stock in accordance with the conversion rights associated with the preferred stock.

As a result of the conversion, the Company has 3,500,000 shares of preferred stock outstanding as of June 30, 2006.

Issuances of Common Stock:

In January 2006, the Company’s transfer agent determined that 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable and is still outstanding as of June 30, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In February 2006, 500,000 shares of the Company's Series A preferred stock were converted into 1,500,000 shares of the Company's $0.001 par value common stock in accordance with the conversion rights discussed previously.

As a result of the July 2005 1-E filing discussed previously, through June 30, 2006, the Company received $4,575,878 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock. This included net proceeds of $2,335,245 from the offering through the sale of 37,300,000 shares of the Company's $0.001 par value common stock during the six months ended June 30, 2006.

As discussed previously, In May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. In that letter, the SEC noted the potential compliance issues with the Company’s 1-E filing. In response, the Company voluntarily suspended the offering and does not anticipate resuming the offering.

Common Stock Issuable:

As of June 30, 2006, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the offering conducted pursuant to Regulation S in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively.

As a result of the June 2005 1-E filing discussed above, through June 30, 2006, the Company has received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock. Of the 131,930,758 shares, 4,000,000 of the shares were sold in January 2006 at $0.04848 per share and the Company received $193,920 of proceeds. The 4,000,000 shares had not been issued as of March 31, 2006 and are recorded as Common Stock Issuable in the accompanying financial statements. Subsequently, the shares were issued and are no longer issuable as of June 30, 2006.

As discussed previously, In May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. In that letter, the SEC noted the potential compliance issues with the Company’s 1-E filing. In response, the Company voluntarily suspended the offering and does not anticipate resuming the offering.

At June 30, 2006, the Company has 75,000 shares issuable as discussed above.

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of matters to a Vote of Securities Holders
None

Item 5. Other Information
None

Item 6. Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description of Exhibit
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC.

Date: August 14, 2006	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer