Form 10-Q
period 2006-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2006-11-14
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [ ] No [X]

As of November 7, 2006, there were approximately 494,170,082 shares of common stock, $0.001 par value, issued and outstanding.
American Energy Production, Inc.
Form 10-Q Index
September 30, 2006

Part I-Financial Information

Page
Item 1. Financial Statements	3

Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	3

Statements of Operations for the Nine and Three Months Ended
September 30, 2006 and 2005 and the period from February 1, 2003
(Inception of development stage) to September 30, 2006 (Unaudited)	3

Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and 2005 and for the period from February 1, 2003
(Inception of development stage) to September 30, 2006 (Unaudited)	6

Schedule of Changes in Net Assets for the Nine
Months ended September 30, 2006 (Unaudited)	8

Schedule of Investments at September 30, 2006 (Unaudited)	25

Notes to Financial Statements (Unaudited)	35

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	35

Item 4. Controls and Procedures	35

Part II-Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

PART I
FINANCIAL INFORMATION

Item 1-Financial Statements

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS

	9/30/2006	12/31/2005
	Unaudited
Current Assets
Cash	$193,216	$471,339
Total Current Assets	193,216	471,339

Property and equipment, net	21,125	27,030

Investments:
Investments in and advances to majority-owned portfolio companies	20,929,670	18,758,170
Total Investments	20,929,670	18,758,170

Total Assets	$21,144,011	$19,256,539

LIABILITIES

Current Liabilities
Accounts payable	$303,555	$309,040
Due to related parties	78,725	102,725
Convertible debentures	57,967	57,966
Accrued interest payable	136,654	130,165
Accrued payroll taxes and penalties	67,300	62,798
Lease payable	16,131	16,131
Total Current Liabilities	$660,332	$678,825

Net Assets	$20,483,679	$18,577,714

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheets (Continued)

Commitments and Contingencies (Note 7)

Stockholders' Equity
	9/30/2006	12/31/2005
	Unaudited
Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 issued and outstanding	$350	$400
Common stock, $0.0001 par value, 500,000,000 shares authorized
494,170,082 shares issued and outstanding	49,417	45,287
Common stock issuable, $0.0001 par value, 75,000 shares	8	8
Additional paid in capital	23,998,250	21,542,084
Accumulated deficit	(9,360,491)	(9,360,491)
Retained earnings during development stage	6,698,145	7,159,926
	21,385,679	19,387,214
Less: Subscription Receivable	(902,000)	(809,500)

Total Stockholders' Equity	20,483,679	18,577,714

Total Liabilities and Stockholders' Equity	$21,144,011	$19,256,539

Net Asset Value Per Share	$0.04	$0.04

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Period from
					February 20, 2003
	Nine Months Ended		Three Months Ended		(Inception of
	September 30,		September 30,		Development Stage )
	2006	2005	2006	2005	to Sept. 30, 2006

Pre-BDC Operating Income and Post-BDC Investment Income

Pre-BDC Operating Income:
Oil sales, net	$-	$-	$-	$-	$46,658
Total Pre-BDC Operating Income

Post-BDC Investment income:
Interest	-	-	-	-	-
Dividends	-	-	-	-	-
Total Post-BDC Investment Income	-	-	-	-	-

Total Pre-BDC Operating Income and Post-BDC Investment Income	-	-	-	-	46,658

Operating Expenses
Compensation	90,000	90,000	30,000	30,000	872,596
Consulting	146,190	36,905	-	1,419	1,271,383
Depletion	-	-	-	-	3,987
Depreciation	5,904	5,904	1,990	1,990	87,864
Equipment rental	-	-	-	-	63,000
General and administrative	38,083	19,659	4,179	8,318	190,519
Production	626	-	-	-	143,349
Professional	189,986	96,774	77,591	23,121	564,684
Website	-	-	-	-	322,583
Total Operating Expenses	470,789	249,242	113,760	64,848	3,519,965

Pre-BDC Operating Loss and Post-BDC Investment Loss	(470,789)	(249,242)	(113,760)	(64,848)	(3,473,307)

Other Income (Expense)
Gain on settlement of debt	-	-	-	-	18,364
Other income	20,000	4,058	-	4,058	44,155
Unrealized gain on investments	-	-	-	-	14,852,861
Interest expense	(6,489)	(560,577)	(2,277)	(86,727)	(4,555,261)
Payroll tax expense and penalties	(4,503)	(4,503)	(1,501)	(1,501)	(21,667)
Loss on settlement	-	-	-	-	(167,000)
Total Other Income (Expense)	9,008	(561,022)	(3,778)	(84,170)	10,171,453

Net Decrease in Net Assets (post-BDC) and Net Income (pre-BDC)	$(461,781)	$(810,264)	$(117,538)	$(149,018)	$6,698,146

Net Decrease in Net Assets (Post-BDC) and Net Income (pre-BDC) Per Share-Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$0.03

Weighted Average Shares	479,119,441	319,372,236	494,245,082	381,114,926	265,709,955

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			February 20, 2003
	Nine Months Ended		(Inception of
	September 30,		Development Stage)
	2006	2005	to Sept. 30, 2006
Cash Flows From Operating Activities:
Net decrease in net assets (post-BDC) and net income (pre-BDC)	$(461,781)	$(810,264)	$6,698,145
Adjustments to reconcile net decrease in net assets (post-BDC) and net income (pre-BDC) (pre-BDC) to net cash used in operations:
Stock issued for debt and services	-	-	951,555
Stock issued for equipment	-	-	20,000
Stock issued for chemical	-	-	37,000
Stock issued in settlement	-	-	17,500
Unrealized gain on investments	-	-	(14,852,861)
Gain on settlement of debt	-	-	(18,364)
Loss on settlement	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	-	529,556	4,280,000
Compensation expense in excess of debt to officer	-	-	480,995
Amortization of deferred services	-	-	405,796
Depreciation	5,904	5,904	87,864
Depletion	-	-	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	-	-	3,484
Decrease in cash overdraft	-	-	(6,726)
Decrease (increase) in accounts payable	(5,484)	6,056	62,768
Decrease in due to related party	(24,000)	(42,500)	(70,776)
Increase in accrued interest payable	6,491	22,084	222,514
Increase in accrued payroll taxes payable	4,501	4,503	21,663
Net Cash Used In Operating Activities	(474,369)	(284,661)	(1,505,957)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	-	-	-
Purchase of equipment	-	-	(178,974)
Advances to majority-owned portfolio companies	(2,171,500)	(912,056)	(5,546,842)
Purchase of oil lease	-	-	(8,500)
Net Cash Used In Investing Activities	$(2,171,500)	$(912,056)	$(5,734,316)

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

			Period from
			February 20, 2003
	Nine Months Ended		(Inception of
	September 30,		Development Stage )
	2006	2005	to Sept. 30, 2006
Cash Flows From Financing Activities:
Proceeds for note payable - officer	-	-	32,070
Repayment of officer loan	-	-	(115)
Proceeds from loan - other	-	-	54,396
Repayment of loan proceeds - other	-	(31,282)	(105,976)
Proceeds from issuance of convertible debentures	-	-	1,850,000
Proceeds from common stock issuable, net of
offering costs of $86,660 and zero	2,335,246	1,135,633	4,575,878
Proceeds from repayment of subscription receivable	32,500	-	32,500
Proceeds from issuance of
common stock, net of offering costs of $0 and $0	-	-	994,823
Repayment of lease payable	-	-	(87)
Net Cash Provided By Financing Activities	2,367,746	1,104,351	7,433,489

Net Increase (Decrease) in Cash	(278,123)	(92,365)	193,216
Cash at Beginning of Period	471,339	268,665	-
Cash at End of Period	193,216	(176,300)	193,216

Cash interest paid	$-	$-	$47,750

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$-	$-	$2,000,000
Conversion of note payable to convertible debenture	-	-	2,000,000
Conversion of indebtedness to preferred stock	-	-	528,532
Conversion of preferred stock to common stock	150	-	150
Conversion of convertible debentures to common stock	-	400,000	1,850,000
Conversion of convertible debentures by advances	-	-	342,033
Asset acquisition paid with convertible debenture and common stock	-	-	800,000
Asset acquisition paid with stock	-	-	72,000
Common stock issued for subscription receivable	250	25,000	809,750
Stock Subscription receivable (23,964,530 shares)	-	-	-
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	-	2,074,498
Convertible debenture	-	-	2,000,000
Accrued interest payable	-	-	71,014
Net receivable from transfer of assets and liabilities	-	-	3,484

See accompanying notes to unaudited financial statements

1

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Changes in Net Assets
(Unaudited)
Nine
Months Ended
September 30, 2006

Decrease in net assets from operations:
Net operating losses	$(461,781)

Net decrease in net assets from operations	(461,781)
Common Stock transactions	2,367,746

Total increase in Net Assets	1,905,965

Net Assets:
Beginning of Period	18,577,714
End of period	$20,483,679

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
September 30, 2006
(Unaudited)

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At September 30, 2006
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$984,565	$4,656,585

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	252,000	252,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	4,781,688	15,962,529

AMEP Strategic Investments, Inc.	Investment	Common Stock	100%	58,556	58,556
Total Control Investments - Majority Owned				$6,076,809	$20,929,670
Total Investments				6,076,809	20,929,670
Unearned Income				-	-
Total Investments, net of Unearned Income				$6,076,809	$20,929,670

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

See accompanying notes to unaudited financial statements

1. HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (“BDC”) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its majority owned portfolio companies will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our majority-owned portfolio companies to finance growth and working capital.

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

On January 12, 2004, the Company filed a Form N-54 with the Securities and Exchange Commission (“SEC”) to be regulated as a BDC under the Investment Company Act of 1940 the (“Act”). A BDC, like all mutual funds and closed-end funds, is subject to certain provisions of the 1940 Act, reports to stockholders like traditional operating companies and file regular quarterly and annual reports with the SEC. A BDC is required to make available significant managerial assistance to its portfolio companies. The Company had determined that its operating model best approximated that of an investment company and intended to make investments into developing businesses in the oil and gas and other industries.

In May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined based upon its review that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC.

The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues or as soon as practicable, it will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies under the current BDC structure.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC.

Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its majority-owned portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders whereby the Company will request approval to de-elect its BDC status.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net decrease in net assets of $461,781 and net cash used in operations of $474,369 for the nine months ended September 30, 2006. Additionally, the Company is also in default on certain notes to banks, is in the development stage with no investment income as a BDC, and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, generate revenues and withdraw its election to be a BDC as discussed previously. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the SEC for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

The Company's majority-owned portfolio companies have a concentration in the oil and gas business in the State of Texas, USA.

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

As a BDC, for financial statement purposes, investments are recorded at their value in our financial statements. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by the board of directors. Effective June 15, 2004, the Company acquired a privately held oil company; effective April 1, 2004, the Company formed a new controlled entity to transfer its assets and certain liabilities into for purposes of holding this entity as an investment and effective November 2004, the Company acquired Oil America Group (See Note 4 - Investments in and Advances to Majority-Owned Portfolio Companies).

Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the determined fair values may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at September 30, 2006.

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

Revenues from the current and future activities as a BDC which may include investment income such as interest income and dividends, and realized or unrealized gains and losses on investments will be recognized in accordance with the AICPA’s Audit and Accounting Guide, “Audits of Investment Companies.”

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

Net Decrease in Assets (Post-BDC) and Net Income per Common Share (Pre-BDC)

Basic earnings per share (“EPS”) are computed only on the weighted average number of common shares outstanding during the respective periods. There were no additional items to adjust the numerator or denominator in the EPS computations.

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

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

4.	INVESTMENTS IN AND ADVANCES TO MAJORITY-OWNED PORTFOLIO COMPANIES

As of September 30, 2006, investments consisted of the following:

	Cost	Fair Value
Investments in Equity Securities	$6,076,809	$20,929,670
Less: Unearned Income	-	-
Total	$6,076,809	$20,929,670

The Company’s investment portfolio is currently all in majority-owned private companies that acquire, develop, produce, explore and sell oil and gas and is all held as non income producing and restricted common stock. The Company anticipates that its majority-owned portfolio companies will be able to sell all the oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of a BDC; the $800,000 purchase price for the capital stock of PRI was recorded as an investment in majority-owned portfolio company. Additionally, the terms of the agreement exchanged the $400,000 promissory note for a $400,000 convertible debenture. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount was reclassed as a component of the investment in majority-owned portfolio company.

As of September 30, 2006, the total investment in and advance to affiliate for PRI reflected in the accompanying financial statements is $4,656,585, comprised of $984,565 of historical cost and an unrealized gain on investments of $3,672,020 that was included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the year ended December 31, 2005 (see detailed schedule of the investment in and advance to below).

The $984,565 of historical cost is net of a $342,033 reduction of the $400,000 convertible debenture discussed above for advances made by the Company on behalf of PRI. The fair value of this investment was determined in good faith by the Company’s Board of Directors as of September 30, 2006. However, due to the inherent uncertainty of these valuations, the determined fair value may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of September 30, 2006, the Company had made $4,781,688 of net advances on behalf of its majority-owned portfolio company, Bend Arch Petroleum, Inc., (“Bend Arch”) and the total investment in and advance to majority-owned portfolio company for Bend Arch reflected in the accompanying financial statements as of September 30, 2006 is $15,962,529, comprised of $4,781,688 of historical cost and an unrealized gain on investments of $11,180,841 (see detailed schedule of the investment in and advance to below). The unrealized gain on investments was included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the year ended December 31, 2005. The fair value of this investment was determined in good faith by the Company’s Board of Directors as of September 30, 2006. However, due to the inherent uncertainty of these valuations, the determined fair value may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debentures was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s majority-owned portfolio company (see below)

On June 15, 2004, the Company assigned $2,074,498 of oil and gas properties securing the $2,000,000 convertible debenture to Bend Arch. Accordingly, the Company transferred the $2,000,000 convertible debenture and $77,589 of accrued interest to Bend Arch on June 15, 2004.

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. In accordance with the rules of a BDC, the $72,000 purchase price for the capital stock of OAG was recorded as an investment in majority-owned portfolio company. Additionally, the Company has made $180,000 of advances to OAG and including the advances, the total of $252,000 has been recorded as investment in and advances to majority-owned portfolio companies in the accompanying balance sheet as of September 30, 2006 (see detailed schedule of the investment in and advance to below). OAG is now a majority-owned portfolio company of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

As of September 30, 2006, the Company had made $58,556 of net advances on behalf of its majority-owned portfolio company, AMEP Strategic Investments, Inc., (“AMEP Strategic”) and this amount has been recorded as investment in and advances to majority-owned portfolio company in the accompanying balance sheet (see detailed schedule of the investment in and advance to below).

In accordance with Rule 12-14 of Regulation S-X, the following information is provided for the Company’s Investments in and Advances to Majority-Owned Portfolio Companies balance as of September 30, 2006:
Investments In and Advances to Majority-Owned Portfolio Companies
As of September 30, 2006
	Number of shares -
Name of issuer	principal
And title of	amount of bonds	Amount of		Historical cost
Issue or nature of	notes and other indebtedness	Equity in net profit and loss	Amount of dividends or	Value of each item at close
indebtedness	at close of period (1)	for the period (2)	interest (3)	of period (4)
Investments in majority- owned portfolio companies:

Production Resources, Inc.	$184,565	$800,000	$-	$984,565

Oil America Group, Inc.	180,000	72,000	-	252,000

Bend Arch Petroleum, Inc.	4,781,688	-	-	4,781,688

AMEP Strategic Investments	58,556	-	-	58,556

Total	$5,204,809	$872,000	$-	$6,076,809

(1) Represents net advances to by the Company on behalf of its majority owned portfolio companies.
(2) Represents historical purchase paid by the Company.
(3) No dividends or interest were paid by the majority-owned portfolio companies as of September 30, 2006.
(4) Represents total historical cost without unrealized gain or loss included (aggregate of (1), (2) and (3).)

Advances To - January 1, 2006 to September 30, 2006

	Dec. 31, 2005	Advances	Repayments	Sept. 30, 2006

Production Resources, Inc.	$167,065	$17,500	$-	$184,565

Oil America Group, Inc.	115,000	65,000	-	180,000

Bend Arch Petroleum, Inc.	2,675,688	2,106,000	-	4,781,688

AMEP Strategic Investments	75,556	-	17,000	58,556

Total	$3,033,309	$2,188,500	$17,000	$5,204,809

5. DEBT

Our debt at September 30, 2006 consisted of the following:

Lease Payable

	Sept. 30.	Dec. 31.
	2006	2005
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of September 30, 2006, the Company has recorded a total of $10,515 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of September 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized - (see Note 7 - Commitments and Contingencies and Note 8 - Related Party Transactions).

Notes payable - Banks
	Sept. 30	Dec. 31.
	2006	2005
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	$-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	-	13,818
	$-	$31,282

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

On December 31, 2001, we obtained a bank line of credit for $42,000, of which $41,799 was outstanding and in default at March 31, 2004. In June 2004, the lender agreed to a settlement payment in the amount of $30,000, which the Company made and the difference of $11,799 and accrued interest of $6,565 was recorded as a gain on settlement of debt in the Statement of Operations.

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

On January 5, 2004, the entire $52,510 amount outstanding was exchanged for designated Series A preferred stock. (See Note Payable - Related Party below, Note 6 - Stockholders’ Equity and Note 8 - Related Party Transactions.)

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

Convertible Debentures:

	Sept. 30	Dec. 31.
	2006	2005
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$ -	$ 70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$ 57,967	$286,361

In May 2004, the Company received $250,000 in gross proceeds from the issuance of a convertible debenture. The terms of the convertible debenture include an interest rate of 8% per annum, convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. On May 17, 2004, the convertible debenture holder elected to convert $30,000 of the balance into common shares of the Company and as a result of the conversion, 3,000,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On June 10, 2004, the convertible debenture holder elected to convert $85,000 of the balance into common shares of the Company and as a result of the conversion, 8,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). On July 19, 2004, the convertible debenture holder elected to convert $65,000 of the balance into common shares of the Company and as a result of the conversion, 6,500,000 shares of common stock were issued at $0.01 per share (50% of the closing share price). The remaining $70,000 of the $250,000 convertible debenture was shown as outstanding even though the convertible debenture holder informed the Company that an election was made June 1, 2004 to convert the balance into common shares of the Company. Subsequently, the Company’s transfer agent determined that the conversion did occur and the common shares were issued to the convertible debenture holder even though the transfer agent report erroneously excluded the common share issuance. As of December 31, 2005, the transfer agent corrected their report and the 7,000,000 shares of common stock were issued to the convertible debenture holder at a price of $0.01 per share (50% of the closing share price on June 1, 2004, the effective conversion price.

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

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of September 30, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

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

In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debenture has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by charging the statement of operations $2,000,000 for interest expense and $2,000,000 for additional paid-in capital. The conversion feature inherent in the convertible debenture was fully recognized as of June 30, 2004 since it was disposed of through assignment to Bend Arch, the Company’s majority owned portfolio company (see below).

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

As of September 30, 2006, the Company has recorded $126,140 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of September 30, 2006.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 494,170,082 were issued and outstanding as of September 30, 2006. Additionally, as of September 30, 2006, 75,000 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of September 30, 2006, 3,500,000 preferred shares were issued and outstanding.

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

In December 2005, the Company’s transfer agent determined that 15,000,000 shares that were actually issued to a third party in June 2004 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 15,000,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in December 2005). Accordingly, the Company recorded the fair value amount of $750,000 as a subscription receivable and is still outstanding as of September 30, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In January 2006, the Company’s transfer agent determined that an additional 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable and is still outstanding as of September 30, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In February 2006, 500,000 shares of the Company’s Series A preferred stock discussed above were converted into 1,500,000 shares of the Company, $0.001 par value common stock in accordance with the conversion rights discussed previously.

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. Through September 30, 2006, the Company received $4,575,879 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). This includes net proceeds of $2,335,246 from the offering through the sale of 37,300,000 shares of the Company’s $0.001 par value common stock during the nine months ended September 30, 2006.

As discussed previously, in May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. In that letter, the SEC noted the potential compliance issues with the Company’s 1-E filing. In response, the Company voluntarily suspended the offering and has subsequently determined to close that offering.

Common Stock Issuable:

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

In March 2006, the Company received $193,920 from a third party as a result of the July 2005 1-E filing discussed previously. As a result of the transaction, 4,000,000 shares are issuable as of March 31, 2006 and were valued at $0.04848, 80% of the fair market value on the date of the transaction. Subsequently, in April 2006, the 4,000,000 shares were issued by the Transfer Agent and are now outstanding.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2006.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (see Note 5 - Debt and Note 8 - Related Party Transactions). As of September 30, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $67,300 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2006. Such amounts are subject to potential federal tax liens.

We had intended to make an election to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. Had we so elected, we would have been required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognized between January 1, 2004 and December 31, 2013, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2004 and December 31, 2013) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intended to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intended to make deemed distributions to our stockholders of any retained net capital gains. However, as previously discussed, the Company is in the process of withdrawing its election to be a BDC. Accordingly, the Company will no longer be subject to the 1940 Act and will not have the option of being taxed as a regulated investment company under Subchapter M if the Internal Revenue Code.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 15,000,000 shares and an additional unauthorized issuance of 2,500,000 shares, should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of September 30, 2006 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

As previously discussed, in May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC.

The Company is working with the SEC to resolve the issues raised in their May 2006 correspondence and anticipates that, upon resolution of the issues or as soon as practicable, it will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority-owned portfolio companies under the current BDC structure.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act applicable to a BDC.

Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders of the Company whereby it will request approval to de-elect its BDC status.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

8. RELATED PARTY AND AFFILIATE TRANSACTIONS

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the SEC Regulation S-X, Article 6, with regard to portfolio company investments and transactions. See Schedule of Investments for identification of Investments in Majority-Owned Portfolio Companies.

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

In November 2003, a settlement was reached with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director occurs (See Note 5 - Debt and Note 7 - Commitments and Contingencies). The Company’s president and previous sole director personally guaranteed the obligation. As of September 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.
In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company for 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s president and previous sole director. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable - Related Party in the Financial Statements.

We currently do not have a lease, are not paying rent on our space and it is being provided to the Company by the President of the Company free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its president and previous sole director. Under the terms of the agreement, the Company will pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s president’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the President of the Company has, from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the president and previous sole director was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. During the year ended December 31, 2005, the Company accrued $120,000 for compensation. Additionally, the president and previous sole director advanced $26,270 of funds on behalf of the Company and the Company repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005. During the nine months ended September 30, 2006, the Company accrued $90,000 for compensation, repaid $124,000 and the president and previous sole director advanced $10,000 of funds on behalf of the Company. As a result, the accrued balance as of September 30, 2006 is $78,725 and is classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the nine months ended September 30, 2006, the Company advanced directly or indirectly, $2,171,500 of funds to its wholly-owned portfolio companies. In total, the Company has advanced $5,204,809 of funds to its wholly-owned investees and this amount is included in the asset account entitled “Investment in and advances to majority-owned portfolio companies.”

9. FINANCIAL INFORMATION Following is a schedule of financial highlights for the three months ended September 30, 2006:	Nine Months
Ended
September 30, 2006

Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.04

Net Decrease in Assets (1)	0.00

Net increase in Stockholders Equity from Income	0.00

Net Asset Value at End of Period	$0.04

Per Share Market Value at End of Period	$0.04
Total Return (2)	-91%
Common Stock Outstanding and Issuable at End of Period	494,245,082

Ratio/Supplemental Data:
Net Assets at End of Period	$20,483,679
Ratio of Operating Expenses to Net Assets	2%
Ratio of Net Operating Loss to Net Assets	2%

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect subsequent events.

OVERVIEW

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded BDC that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its majority owned portfolio companies will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our majority-owned portfolio companies to finance growth and working capital.

The Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage included acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54 with the SEC to be regulated as a BDC under the 1940 Act. A BDC, like all mutual funds and closed-end funds, is subject to curtain provisions of the 1940 Act, reports to stockholders like traditional operating companies and files regular quarterly and annual reports with the SEC. A BDC is required to make available significant managerial assistance to its portfolio companies. The Company had determined that its operating model best approximated that of an investment company and intended to make investments into developing businesses in the oil and gas and other industries.

As reflected in the accompanying financial statements, the Company has a net loss of $461,781 and net cash used in operations of $474,369 for the nine months ended September 30, 2006. Additionally, the Company is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, generate revenues and withdraw its election to be a BDC as discussed previously. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

•
The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues, or as soon as practicable, it will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies as a BDC.

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

The following represents unaudited supplemental information for the nine months ended September 30, 2006 for our majority-owned portfolio companies.
Description	Production Resources, Inc.	Bend Arch Petroleum, Inc.	Oil America Group	AMEP Strategic Investments
Revenue	$280,780	$876,904	$10,481	$-
Operating Expenses	258,346	2,622,886	38,981	-
Operating Income (Loss)	22,434	(1,745,982)	(28,500)	-
Other Income	-	189,908	(140)	-
Net Income (Loss)	$22,434	$(1,556,074)	$(28,640)	$-

The above unaudited supplemental information does not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations for our majority-owned portfolio companies.

RECENT DEVELOPMENTS

In May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. While the Company believed the BDC model was the right structure for it at the time that it elected such status, it has determined that, going forward, it should, consistent with its current balance sheet and structure, withdraw its election to be regulated as a BDC.

The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues or as soon as practicable, it will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority-owned portfolio companies as a BDC.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC. Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its majority-owned portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders whereby the Company will request approval to de-elect its BDC status.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation of our investments, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our interim report on Form 10-Q for the period ended September 30, 2006. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based on our impairment analysis, no impairment charge has been recorded for the nine months ended September 30, 2006.

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

Because there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our board of directors pursuant to a valuation policy and consistent valuation process. Due to the inherent uncertainty of these valuations, the determined fair value may differ significantly from the values that would have been used had a ready market for the investments existed and the differences may be material. Our valuation methodology includes the examination of, among other things, the underlying portfolio company performance, financial condition and market changing events that impact valuation. Realized gains (losses) from the sale of investments and unrealized gains (losses) from the valuation of investments are reflected in operations during the period incurred.

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

RESULTS OF OPERATIONS

Nine Months and Three Months ended September 30, 2006 compared to September 30, 2005.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Pre-BDC Operating Income and Post-BDC Investment Income

Pre-BDC Operating Income:
Oil sales, net	$-	$-	$-	$-
Total Pre-BDC Operating Income

Post-BDC Investment income:
Interest	-	-	-	-
Dividends	-	-	-	-
Total Post-BDC Investment Income	-	-	-	-

Total Pre-BDC Operating Income and Post-BDC Investment Income	-	-	-	-

Operating Expenses
Compensation	90,000	90,000	30,000	30,000
Consulting	146,190	36,905	-	1,419
Depletion	-	-	-	-
Depreciation	5,904	5,904	1,990	1,990
Equipment rental	-	-	-	-
General and administrative	38,083	19,659	4,179	8,318
Production	626	-	-	-
Professional	189,986	96,774	77,591	23,121
Website	-	-	-	-
Total Operating Expenses	470,789	249,242	113,760	64,848

Pre-BDC Operating Loss and Post-BDC Investment Loss	(470,789)	(249,242)	(113,760)	(64,848)

Other Income (Expense)
Gain on settlement of debt	-	-	-	-
Other income	20,000	4,058	-	4,058
Unrealized gain on investments	-	-	-	-
Interest expense	(6,489)	(560,577)	(2,277)	(86,727)
Payroll tax expense and penalties	(4,503)	(4,503)	(1,501)	(1,501)
Loss on settlement	-	-	-	-
Total Other Income (Expense)	9,008	(561,022)	(3,778)	(84,170)

Net Decrease in Net Assets (post-BDC)	$(461,781)	$(810,264)	$(117,538)	$(149,018)

Nine Months Ended September 30, 2006 compared to September 30, 2005

Investment Operating Income:

There was no investment operating income for the nine months ended September 30, 2006 or 2005, respectively.

Operating Expenses:

Operating expenses increased $221,547, or 89%, to $470,789 for 2006 from $249,242 for 2005. The increase was primarily the result of an $109,285 increase in consulting, a $93,212 increase in professional and a $18,423 increase in general and administrative. The increase in professional and general and administrative is directly related to the increased costs the Company has incurred as the result of being a BDC. The increase in consulting was primarily for financial advising services by a third party.

Other Income (Expense):

Other income (expense) decreased $570,030 of expense, or 102% to $9,008 of income for 2006 from $561,022 of expense for 2005. The decrease was primarily from a $554,088 decrease in interest expense in 2006 as compared to 2005 due to a convertible debenture beneficial conversion feature recorded in 2005.

Three Months Ended September 30, 2006 compared to September 30, 2005

Investment Operating Income:

There was no investment operating income for the three months ended September 30, 2006 or 2005, respectively.

Operating Expenses:

Operating expenses increased $48,912, or 75%, to $113,760 for 2006 from $64,848 for 2005. The increase was primarily the result of a $54,471 increase in professional. The increase in professional is directly related to the increased costs the Company has incurred as the result of being a BDC.

Other Income (Expense):

Other income (expense) decreased $80,392 of expense, or 96% to $3,778 of expense for 2006 from $84,170 of expense for 2005. The decrease was primarily from an $84,450 decrease in interest expense in 2006 as compared to 2005 due to a convertible debenture beneficial conversion feature recorded in 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $193,216 at September 30, 2006 as compared to $471,339 at December 31, 2005, and working capital deficit was $467,117 at September 30, 2006 as compared to a working capital deficit of $207,486 at December 31, 2005. The decrease in cash was primarily from $2,335,436 of cash proceeds from financing activities, offset by $2,171,500 of net advances to the Company’s majority-owned portfolio companies and $474,369 of cash used in operations, primarily consisting of a $461,781 net decrease in assets.

Operating Activities

Cash used in operating activities was $474,369 for the nine months ended September 30, 2006 compared to cash used of $284,661 for the nine months ended September 30, 2005. The increase in cash used in operations for 2006 was primarily from a $529,556 decrease in interest expense related to a beneficial conversion feature in 2005, offset by a $348,483 decrease in the net decrease in assets for 2006 as compared to 2005.

Investing Activities

Cash used in investing activities was $2,171,500 for the nine months ended September 30, 2006 compared to $912,056 for the nine months ended September 30, 2005. The increase in cash used resulted entirely from an increase in advances made by the Company for its majority-owned portfolio companies.

Financing Activities

Cash provided by financing activities was $2,367,746 for the nine months ended September 30, 2006 compared to cash provided of $1,104,351 for the nine months ended September 30, 2005. The increase in cash provided resulted primarily from a $1,199,613 increase of net proceeds from the issuance of common stock.

Our principal uses of cash to date have been for operating activities and we have funded our operations previously primarily by incurring indebtedness in the form of convertible debentures and issuing common stock.

Our debt obligations pose a significant liquidity risk to our business and stockholders by requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements. Additionally, these debt obligations may impede us from obtaining additional financing in the future for working capital, capital expenditures and other corporate requirements and may make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

The following summarizes our debt obligations at September 30, 2006:

DEBT

Our debt consisted of the following:

Lease Payable
	Sept. 30,	Dec. 31,
	2006	2005

$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$18,153

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at June 30, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of September 30, 2006, the Company has recorded a total of $10,515 in accrued interest for this lease payable in the accompanying Financial Statements.

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

Notes payable - Banks

	Jun. 30,	Dec. 31,
	2006	2005
$70,000 bank revolving line of credit, dated March 12, 2001, bearing interest at default rate of 18% per annum, due March 11, 2002. In Default at December 31, 2004.	$-	$17,464
$19,396 bank automobile loan, dated July 6, 2004, bearing interest at 6.99% per annum, monthly installments of principal and interest with final payment due in February 2006.	-	13,818
	$-	$31,282

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

Convertible Debentures:

	Jun. 30,	Dec. 31,
	2006	2005
$250,000 Convertible Debenture, dated May 20, 2004, bearing interest at 8% per annum and due on December 1, 2005	$ -	$ 70,000
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	57,967	400,000
$400,000 Convertible Debentures, dated August 17, 2004, bearing interest at 8% per annum and due on December 1, 2005	-	400,000
Less: Debt discount	-	(583,639)
	$ 57,967	$286,361

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

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 and this is the balance as of September 30, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.
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

As of September 30, 2006, the Company has recorded $126,140 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of September 30, 2006.

Equity Financing

For the nine months ended September 30, 2006 and 2005 the Company received $2,335,246 and $1,135,633 of proceeds, net of offering costs, from the issuance of common stock, respectively.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2006, our contractual obligations and commitments by type and period:
Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable	$16,131	$16,131	$-	$-	$-
Convertible Debentures	57,967	57,967	-	-	-
Accrued Interest Payable	136,654	136,654	-	-	-

Total Debt	$210,752	$210,752	$-	$-	$-

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

The Company is working with the SEC to resolve the issues detailed in their May 2006 correspondence and anticipates that, upon resolution of the issues or as soon as practicable, it will request shareholder approval to file a Form N-54C, to withdraw its election to be regulated as a BDC under the 1940 Act. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority owned portfolio companies as a BDC.

If shareholder approval is not obtained, management has serious doubts about the future of the Company as a going concern. In order to remain a BDC, the Company will have to expend significant resources to reach and maintain compliance with the extensive requirements of the 1940 Act, applicable to a BDC. Additionally, the Company will be required to modify its operating structure such that it will no longer own 100 percent of the outstanding assets of its majority-owned portfolio companies. The impact of remaining a BDC will be more fully detailed in a forthcoming proxy statement to shareholders of the Company requesting approval to de-elect its BDC status.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest from 8% to a default 18% per annum rate as the result of being in default of certain debt as of September 30, 2006. There is a risk that additional debt may be declared in default in the future and the higher default rate of 18% may have a negative affect on our operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)
At the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer, Chief Financial Officer has concluded that our current disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Act of 1934. On May 25, 2006, the Company received a letter of inquiry from the SEC related to, among other things, the Company’s disclosure controls and procedures. In that letter, the SEC noted the Company’s repeated requests for extensions of time to file its required reports. Subsequently, the Company has conducted a review of its disclosure controls and procedures designed to ensure that all future filings and submissions to the SEC are consistent with the requirements of federal securities laws and are not otherwise misleading. The review resulted in the implementation of additional controls to ensure that future filings are complete, accurate and made on a timely basis. The Company has engaged corporate and BDC counsel to assist the Company in its discussions with the SEC and with the filing process. Additionally, the Company has engaged an accounting consultant to ensure that its financial records are maintained and recorded in a timely manner. Finally, the Company has identified and appointed - subject to shareholder election - new members to the Board of Directors, such that the Company’s management has significant experience relating to its primary business. The implementation of these additional controls and procedures allowed the Company’s Chief Executive Officer and Chief Financial Officer to conclude that the current disclosure controls and procedures are effective, as required.

(b)
There have been no changes in the Company’s internal controls over financial disclosure and reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonable likely to affect, the company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of September 30, 2006.

In November 2003, an agreement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director. As of September 30, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $67,300 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2006. Such amounts are subject to potential federal tax liens.

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

As a result of the conversion, the Company has 3,500,000 shares of preferred stock outstanding as of September 30, 2006.

Issuances of Common Stock:

In January 2006, the Company’s transfer agent determined that 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable and is still outstanding as of September 30, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. Through September 30, 2006, the Company received $4,575,879 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). This includes net proceeds of $2,335,246 from the offering through the sale of 37,300,000 shares of the Company’s $0.001 par value common stock during the nine months ended September 30, 2006.

As discussed previously, in May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. In that letter, the SEC noted the potential compliance issues with the Company’s 1-E filing. In response, the Company voluntarily suspended the offering and has subsequently determined to close the offering.

Common Stock Issuable:

As of September 30, 2006, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the offering conducted pursuant to Regulation S in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

On June 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act of 1933 notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively.

As a result of the June 2005 1-E filing discussed above, the Company has received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock. Of the 131,930,758 shares, 4,000,000 of the shares were sold in January 2006 at $0.04848 per share and the Company received $193,920 of proceeds. The 4,000,000 shares had not been issued and were recorded as Common Stock Issuable in the financial statements. Subsequently, the shares were issued and are no longer issuable.

As discussed previously, in May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. In that letter, the SEC noted the potential compliance issues with the Company’s 1-E filing. In response, the Company voluntarily suspended the offering and has subsequently determined to close the offering.

At September 30, 2006, the Company has 75,000 shares issuable as discussed above.

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

AMERICAN ENERGY PRODUCTION, INC.
(Registrant)

Date: November 13, 2006    /s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer