Form 10-K
period 2006-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2007-04-02
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-50436

__________

AMERICAN ENERGY PRODUCTION, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2945581
(State of Incorporation)	(I.R.S. Employer Identification
Number)

6073 Hwy 281 South,
Mineral Wells, TX	76067
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (210) 410-8158

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, par value $0.0001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)    Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

Revenues for year ended December 31, 2006: Zero.

The aggregate market value of the voting common stock held by non- affiliates of the Registrant on March 1, 2007, was $39,306,096 (494,170,082 shares at $0.08, based on the closing sales price on that date of $0.08, as reported on the OTC Bulletin Board.) For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Number of shares of the registrant's common stock outstanding as of March 1, 2007 was 494,170,082.

Documents Incorporated by Reference:
•	Form 2-E Notification under Regulation E filed June 27, 2006
•	Form 2-E Notification under Regulation E filed December 11, 2006
•	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007

Transitional Small Business Disclosure Format (Check one).  Yes [ ] No [X]

AMERICAN ENERGY PRODUCTION, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Special Note Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain of the statements contained herein, which are not historical facts, are forward-looking statements with respect to events, the occurrence of which involve risks and uncertainties. These forward- looking statements may be impacted, either positively or negatively, by various factors. Information concerning potential factors that could affect our company is detailed from time to time in our company's reports filed with the Commission. This Report contains "forward looking statements" relating to our company's current expectations and beliefs. These include statements concerning operations, performance, financial condition, anticipated acquisitions and anticipated growth. For this purpose, any statements contained in this Report or the Form 10-K, Forms 10-Q, Forms 8-K, and any other reports or forms referred to herein that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "would", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue", or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, which are beyond our company's control. Should one or more of these risks or uncertainties materialize or should our company's underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

PART I
ITEM 1. BUSINESS

GENERAL INFORMATION ABOUT AMERICAN ENERGY PRODUCTION, INC.

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (“BDC”) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its majority owned portfolio companies will be able to sell all oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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

On January 12, 2004, the Company filed a Form N-54A with the Securities and Exchange Commission (“SEC”) to be regulated as a BDC under the Investment Company Act of 1940, as amended (“Act”). Accordingly, the Company is presently regulated as a BDC under the Act. BDC’s report to stockholders like traditional operating companies and file regular quarterly and annual reports with the SEC. A BDC is required to make available significant managerial assistance to its portfolio companies. At the time of its election, the Company had determined that its operating model best approximated that of a BDC and intended to make investments into developing businesses in the oil and gas and other industries.

At the time it became a BDC, in January 2004, the Company determined that it was necessary to raise additional capital to carry out the Company’s business plan. Accordingly, the Company filed a Form 1-E with the SEC, notifying it of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 400,000,000 and 40,000,000 shares, respectively. On February 22, 2005, the Board determined that it was in the best interests of the Company to discontinue the offering and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E notifying the SEC of the Company’s termination of the offering. However, the Form 2-E filing was not received by the SEC and the Company re-filed the Form 2-E with the SEC, effective June 30, 2005. As disclosed in the Form 2-E, the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

On July 24, 2005, the Company filed a second Form 1-E with the SEC notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 333,333,333 and 50,000,000 shares, respectively (the “July 2005 Offering”). As a result of the July 2005 Offering, through March 31, 2006, the Company received $2,434,553 of proceeds from the offering, net of $193,967 of expenses, through the sale of 131,930,758 shares of the Company’s $0.001 par value common stock.

The July 2005 Offering, however, was reviewed by the SEC Staff, which issued a comment letter to the Company (the “Comment Letter”) raising a number of questions relating to the offering. In response to the Comment Letter, the Company voluntarily suspended the July 2005 Offering and undertook a review of its compliance with the 1940 Act. The Company subsequently determined that it was not in compliance with several important provisions of the 1940 Act.

Specifically, the Company determined that it had, among other things: failed to adequately disclose the process of valuing its portfolio securities; issued convertible debentures, potentially violating Section 61 of the 1940 Act; issued shares for services to be provided to the Company, potentially violating Section 23 of the 1940 Act; failed to properly constitute the Board through a shareholder vote, pursuant to Section 16 of the 1940 Act; failed to have a majority of directors that were not interested persons of the Company, pursuant to Section 56(a) of the 1940 Act; failed to obtain a fidelity bond, potentially violating Section 17 of the 1940 Act; issued preferred stock, which did not have voting rights equal to that of the common stock, potentially violating Section 18(i) of the 1940 Act; and neglected to adopt compliance policies and procedures. In addition, the Company has never appointed a Chief Compliance Officer. In the absence of an active Chief Compliance Officer and complete diligence on the part of the Company, there can be no assurance that there are no additional compliance issues.

The Board reviewed the facts surrounding these compliance failures and their implications for the Company. Ultimately, the Board caused the Company to take certain steps to remediate the compliance failures, including issuing a proxy statement to properly elect two of the Directors, contacting the holders of the shares issued for services to request that the Company repurchase those shares, and retaining experienced BDC counsel. The Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities cannot be estimated by management as of this time, but may include regulatory enforcement actions. However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern.

The Company has informed the SEC Staff of these steps. However, these efforts will not fully cure all of the 1940 Act compliance deficiencies currently affecting the Company and it is unclear how those deficiencies will impact the Company in the future. The Company’s significant compliance and remediation costs, in terms of both time and dollars, have operated as an encumbrance on the Company’s resources.

The Company has determined, based on the nature of its investments that the Company is not currently required to be regulated as a BDC because it does not meet the definition of an “investment company” in the 1940 Act. This is due to the fact that its non-cash assets consist almost entirely of investment in companies that it wholly-owns. Thus, it is operating, and intends to operate, as a holding company rather than an investment company.

Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, its holding company operations, an evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of the Company’s current business model, the Board determined that continuation as a BDC is not in the best interests of the Company and its shareholders at the present time. Further, were the Company to remain a BDC, the Company would be required to substantially change its business model to meet the definition of an “investment company.”

In making the determination that continuation as a BDC is not in the best interests of the Company and its shareholders, the Board considered the viable alternatives available to the Company at this time. The Board considered that the Company could remain an investment company and restructure its portfolio investments to reduce its ownership of investee companies to non-majority ownership positions, while attempting to cure the significant compliance failures that it has incurred. However, the Board determined that the Company’s business model required majority ownership of its portfolio companies and that the significant expense associated with that alternative would make it unlikely that the Company would be able to continue operations.

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board. Going forward, the Company will no longer be a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of any such actions could have a significant impact on our ability to continue as a going concern.

The Company has subsequently filed a Form N-54C to withdraw its election to be regulated as a BDC. However, we are currently still a BDC and as such, subject to the following regulations.

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

In general, as a BDC, we must have at least 70% of our assets in “eligible portfolio companies” and certain other assets. Pursuant to section 2 (a) (46) of the 1940 Act “eligible portfolio company” means any issuer which:

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

(iii) It has total assets of not more than $4,000,000, and capital and surplus (shareholders’ equity less retained earnings) of not less than $2,000,000, except that the SEC may adjust such amounts by rule, regulation, or order to reflect changes in one or more generally accepted indices or other indicators for small businesses; or factors:

(iv) It meets such other criteria as the SEC may, by rule, establish as consistent with the public interest, the protection of investors, and the purpose fairly intended by the policy and provisions of this title.

As a BDC, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders unless we meet the applicable asset coverage ratio at the time of the distribution. See “Risk Factors.”

As a BDC, we may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors who are not interested persons and, in some cases, prior approval by the SEC.

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

As discussed previously, on March 13, 2007, a Special Meeting of Shareholders of the Company was held to authorize the Board of Directors of the Company to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters. As a result of the Special Meeting, the Shareholders approved both items and the Company has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority-owned portfolio companies under the current BDC structure.

Regulated Investment Company Status.

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

Operating and Regulatory Structure

Our investment activities are managed by our executive officers and supervised by our board of directors, a majority of whom are independent directors. As a BDC, we are required to comply with certain regulatory requirements. For example, we generally cannot privately co-invest in any portfolio company with any of our affiliates without an exemptive order from the Securities and Exchange Commission, or the “SEC.” Also, while we are permitted to finance investments using debt, our ability to use debt is limited in certain significant respects. We are not currently in compliance with all of the rules and regulations related to operating as a BDC and intend to withdraw our election to be regulated as a BDC going forward.

Investment Objectives and Policies

Our business model is to achieve current income and capital gains. In order to achieve this model, we currently intend to invest in oil and gas production companies, primarily in the State of Texas, USA.

Changes to Investment Objectives and Policies

The Company’s investment objectives and policies are subject to change by a majority affirmative of the Company’s Board of Directors.

Investment Strategy

As a BDC, the Company favors companies that it believes present opportunities for superior performance through internal growth, product, or geographic expansion, the completion of complementary add-on acquisitions, or industry consolidations.

The Company would prefer to be a majority investor, without a fixed time horizon for the investments. This should allow for long-term commitments. The Company can continue to provide capital for add-on acquisitions that help build value after the initial closing.

The Company’s investment portfolio is currently all in private companies that acquire, develop, produce, explore and sell oil and gas and is all held as non income producing and restricted common stock. The Company anticipates that these companies will be able to sell all oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. The capital invested by the Company is generally used by the portfolio companies to finance growth and working capital. The Company has subsequently withdrawn its election to be regulated as a BDC and its investment portfolio companies will be wholly-owned subsidiaries.

Managerial Assistance

As a BDC, we are generally required to make managerial assistance available to our portfolio companies. Additionally, we may provide advisory services for management buyouts, recapitalizations, and the growth and capital needs of emerging growth companies. The Company will provide fee-based business expertise through in-house and contract consultants.

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

The Company follows a disciplined approach to procuring debt or equity capital for its clients. The following is an outline of its expected approach:

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

Portfolio Valuation Process

As a BDC, our methodology for valuing the portfolio includes the examination of, among other things, the underlying investment performance, financial condition, and market-changing events that impact valuation. Because of the type of investments that we make and the nature of our business, this valuation process requires an analysis of various factors.

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

Specific Considerations

The valuation of illiquid private securities is inherently subjective, and as a result, we must exercise good judgment in our valuation process. We exercise great care to assure that we have considered the position of the portfolio company today and the position of our security today given the data we have available. We also take care that the process is not too mechanical; however, there are some specific considerations that should be addressed in our valuation process as follows. The ultimate goal is a reasonable estimate of fair value determined in good faith.

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

ITEM 1A. RISK FACTORS

An investment in the securities of the Company involves risks and the possibility of the loss of a shareholder's entire investment. A prospective investor should evaluate all information discussed in this Report and the risk factors discussed below in relation to his financial circumstances before investing in any securities of the Company.

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

We have incurred net losses in prior years and this resulted in a significant accumulated deficit. As reflected in the accompanying financial statements, although the Company had a net increase in net assets (post-BDC) of $34,298 for the year ended December 31, 2006, $592,942 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2006. Accordingly, without the unrealized gain, the Company would have had a net decrease in net assets (post-BDC) for the year ended December 31, 2006. Additionally, the Company had net cash used in operations of $522,305 for the year ended December 31, 2006 and a working capital deficiency of $704,991 at December 31, 2006. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We have substantial current obligations and at December 31, 2006, we had $707,271 of total liabilities. The Company does not have sufficient cash resources or current assets to pay these obligations.

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

6. Regulations. An acquisition made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing may be a time-consuming, expensive process and may limit other investment opportunities of the Company.

7. Conflicts of Interest. Certain conflicts of interest exist between the Company and its executive officers and directors. Each of them has other business interests to which they devote their primary attention, and they may be expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with their fiduciary duties to the Company.

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

10. Need for Additional Financing. The Company's funds may not be adequate to take advantage of available business opportunities. Even if the Company were to obtain sufficient funds to acquire an interest in a business opportunity, it may not have sufficient capital to exploit the opportunity. The ultimate success of the Company will depend upon its ability to raise additional capital. The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it evaluates its needs for additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

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

15. Thinly-traded Public Market. There currently is only a thinly traded or virtually inactive public market for the securities of the Company and no assurance can be given that a more active market will develop or that an investor will be able to liquidate his investment without considerable delay, if at all. If a more active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities of the Company. Owing to what may be expected to be the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

16. Company resources utilized to be a BDC. The Company’s significant compliance costs as a BDC, in terms of both time and dollars, have operated as an encumbrance on the Company’s resources and in many respects have diverted the effective utilization of capital previously raised by the Company to effectuate its overall investment business plan.

17. Non-Compliance with the requirements of the 1940 Act or as a BDC. The Board reviewed the Company’s compliance with the 1940 Act and subsequently determined that it was not in compliance with several important provisions of that Act. Specifically, the Company determined that it had, among other things: failed to adequately disclose the process of valuing its portfolio securities; issued convertible debentures, potentially violating Section 61 of the 1940 Act; issued shares for services to be provided to the Company, potentially violating Section 23 of the 1940 Act; failed to properly constitute the Board through a shareholder vote, pursuant to Section 16 of the 1940 Act; failed to have a majority of directors that were not interested persons of the Company, pursuant to Section 56(a) of the 1940 Act; failed to obtain a fidelity bond, potentially violating Section 17 of the 1940 Act; issued preferred stock, which did not have voting rights equal to that of the common stock, potentially violating Section 18(i) of the 1940 Act; and neglected to adopt compliance policies and procedures. In addition, the Company has never appointed a Chief Compliance Officer. In the absence of an active Chief Compliance Officer and complete diligence on the part of the Company, there can be no assurance that there are no additional compliance issues. Ultimately, the Board caused the Company to take certain steps to remediate the compliance failures, including recently holding a Special Meeting of the Shareholders to properly elect two of the Directors and authorize the Company to withdraw its election to be a BDC under the 1940 Act, contacting the holders of the shares issued for services to request that the Company repurchase those shares, and retaining experienced BDC counsel.

Although the Shareholders of the Company approved the Company’s request to withdraw its election as a BDC under the 1940 Act, violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities can not be estimated by management as of this time, but may include regulatory enforcement actions. Such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern.

18. Withdrawal of Election to be Regulated as a BDC. When the Company ceases to be a BDC, the shareholders will lose certain protections, including the following:

•	The Company will no longer be subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

•
The Company will no longer be prohibited from protecting any director or officer against any liability to the Company or the Company’s shareholders arising from willful malfeasance, bad faith, gross negligence, or reckless disregard of the duties involved in the conduct of that person’s office;

•	The Company will no longer be subject to the requirement that it maintain a ratio of assets to senior securities of at least 200%;

•
The Company will no longer be required to ensure that a majority of the directors are persons who are not “interested persons,” as that term is defined in section 56 of the 1940 Act, and certain persons that would be prevented from serving on the Company’s board if it were a BDC (such as investment bankers) will be able to serve on the Company’s board;

•	The Company will no longer be subject to provisions of the 1940 Act regulating transactions between BDCs and certain affiliates and restricting the Company’s ability to issue warrants and options;

•	The Company will be able to change the nature of its business and fundamental investment policies without having to obtain the approval of its shareholders;

•	The Company will no longer be subject to provisions of the 1940 Act prohibiting the issuance of securities at below net asset value;

•	The Company will no longer be subject to the other provisions and protections set forth in Sections 55 through 64 of the 1940 Act and the rules and regulations promulgated thereunder.

However, the Board will still be subject to customary principles of fiduciary duty with respect to the Company and its shareholders.

In addition, withdrawal of the Company’s election to be treated as a BDC will not affect the Company’s registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act.

19. Change in Accounting. With the withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act, this will significantly change the Company's required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated; rather, investments in those subsidiaries are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair value.

In accordance with BDC accounting requirements, the Company has recorded a significant unrealized gain on its investments. As an operating company, the required financial statement presentation and accounting for securities held will be either the fair value or historical cost method of accounting, depending on how the Company’s investments are classified and how long the Company intends to hold the investment. Since the Company’s only investments have been in its wholly-owned portfolio companies, all of the previously recorded unrealized gain on investments will be no longer be reflected in the Company’s financial statements. Thus, though there is no reason to believe that the worth of the investments would be different, the method of accounting will change.

Changing the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as they occur. As an operating company, the Company will be required to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs. Also, as an operating company, the Company will no longer present a Net Asset Value (“NAV”) in its financial statements or supplemental NAV financial information in the footnotes to the Company’s consolidated financial statements.

Because the Company will be considered an “oil and gas operating company”, the Company will use the “successful efforts” method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) are capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) will be charged to operations. All capitalized costs of oil and gas properties will be depleted using the units-of-production method based on total proved reserves.

The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle. As a result, in accordance with Statement of Financial Accounting Standard 154, "Accounting for Changes and Error Corrections," which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the Company’s financial statements will be presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to the BDC method of accounting. The change in presentation may have an impact on the market’s response to the Company, the nature and extent of which cannot be predicted.

The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a “regular” corporation under Subchapter C of the Internal Revenue Code.

EMPLOYEES

As of March 1, 2007, American Energy has 1 full-time employee, including executive officers, non- executive officers, secretarial and clerical personnel and field personnel.

ITEM 2. DESCRIPTION OF PROPERTY

As of March 1, 2007, the address for the corporate offices is at 6073 Hwy 281 South, Mineral Wells, TX 76067.

We currently do not have a lease and we are not paying rent on this space. It is being provided to the Company by our President, Charles Bitters free of charge. We expect we will have to lease more substantial office in the near future and that the cost of the space may be material to our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2006.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s President. As of December 31, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was negotiated in a lawsuit initiated by a Shareholder who invested $100,000 in the Company receiving 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s President, Charles Bitters personally and the Company has been released from all obligations related to the lawsuit. The $149,500 was recorded as a Loss on Settlement in the accompanying Statement of Operations for the twelve months ended December 31, 2003 and as Due to Related Party in the related Balance Sheet at that time.

The Company has included $68,802 of unpaid Federal payroll taxes and related penalties and interest in its accrued expenses as of December 31, 2006. Such amounts are subject to potential federal tax liens.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders for the year ended December 31, 2006. However, on March 13, 2007, a Special Meeting of Shareholders of the Company was held to authorize the Board of Directors of the Company to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board, Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters. As a result of the Special Meeting, the Shareholders approved both items and the Board has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority-owned portfolio companies under the current BDC structure.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 1, 2007, the Company had 494,170,082 shares of common stock issued and outstanding and had approximately 449 certificate stockholders of record. Additionally, the Company had 75,000 shares issuable.

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

	Period	High	Low

First Quarter	2006	0.07	0.05
Second Quarter		0.12	0.06
Third Quarter		0.07	0.04
Fourth Quarter		0.06	0.03

First Quarter	2005	0.03	0.01
Second Quarter		0.02	0.01
Third Quarter		0.10	0.01
Fourth Quarter		0.09	0.05

The bid price of our common stock was $0.08 per share on March 1, 2007.

RECENT FINANCING AND SALE OF UNREGISTERED SECURITIES

In January 2004, the Board of Directors determined that it was necessary to raise additional capital to carry out the company’s business plan and the Company filed a Form 1-E pursuant to the Securities Act notifying the SEC of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 40,000,000 and 400,000,000 shares, respectively. On January 29, 2004, the 1-E filing notification with the SEC became effective.

On February 22, 2005, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E notifying the SEC of the Company’s termination of the offering. However, the filing was not received by the SEC and the Company re-filed the Form 2-E with the SEC, effective June 30, 2005. As disclosed in the Form 2-E, the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. In December 2006, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above. Accordingly, the Company filed a Form 2-E notifying the SEC of the Company’s termination of the offering. As disclosed in the Form 2-E, the Company received $4,575,879 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock. This includes net proceeds of $2,335,246 from the offering through the sale of 37,300,000 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2006

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

Item 6. Selected Financial Data

The Statement of Operations, Per Share, and Balance Sheet data for the periods ended December 31, 2006, 2005 and 2004, are derived from our financial statements that have been audited by Salberg & Company, PA, our independent registered public accounting firm. Information in response to this Item is incorporated herein by reference to the tables in Note 12 of the accompanying Financial Statements. This selected financial data should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

GENERAL

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (see below) that is engaged primarily in investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its majority-owned portfolio companies will be able to sell all oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

Prior to becoming a BDC in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage. Prior to that, the Company was known as Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

On January 12, 2004, the Company filed a Form N-54A with the SEC to be regulated as a BDC pursuant to the provisions of Section 54(a) of the 1940 Act (“Act”), to be subject to the provisions of Section 55 through 65 of the Act. The Company had determined that its operating model best approximate that of an investment company and intended to make investments into developing businesses in the oil and gas and other industries.

In January 2004, the Company determined that it was necessary to raise additional capital to carry out the Company’s business plan. Accordingly, the Company filed a Form 1-E with the SEC, notifying it of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 400,000,000 and 40,000,000 shares, respectively. On February 22, 2005, the Board determined that it was in the best interest of the Company to discontinue the offering and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E notifying the SEC of the Company’s termination of the offering. However, the filing was not received by the SEC and the Company re-filed the Form 2-E with the SEC, effective June 30, 2005. As disclosed in the Form 2-E, the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively (the “July 2005 Offering”). In December 2006, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above. Accordingly, the Company filed a Form 2-E notifying the SEC of the Company’s termination of the offering. As disclosed in the Form 2-E, the Company received $4,575,879 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock. This includes net proceeds of $2,335,246 from the offering through the sale of 37,300,000 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2006.

The July 2005 Offering, however, was reviewed by the SEC Staff, which issued a comment letter to the Company (the “Comment Letter”) raising a number of questions relating to the offering. In response to the Comment Letter, the Company voluntarily suspended the July 2005 Offering and undertook a review of its compliance with the 1940 Act. The Company subsequently determined that it was not in compliance with several important provisions of that Act.

Specifically, the Company determined that it had, among other things: failed to adequately disclose the process of valuing its portfolio securities; issued convertible debentures, potentially violating Section 61 of the 1940 Act; issued shares for services to be provided to the Company, potentially violating Section 23 of the 1940 Act; failed to properly constitute the Board through a shareholder vote, pursuant to Section 16 of the 1940 Act; failed to have a majority of directors that were not interested persons of the Company, pursuant to Section 56(a) of the 1940 Act; failed to obtain a fidelity bond, potentially violating Section 17 of the 1940 Act; issued preferred stock, which did not have voting rights equal to that of the common stock, potentially violating Section 18(i) of the 1940 Act; and neglected to adopt compliance policies and procedures. In addition, the Company has never appointed a Chief Compliance Officer. In the absence of an active Chief Compliance Officer and complete diligence on the part of the Company, there can be no assurance that there are no additional compliance issues.

The Board reviewed the facts surrounding these compliance failures and their implications for the Company. Ultimately, the Board caused the Company to take certain steps to remediate the compliance failures, including issuing a proxy statement to properly elect two of the Directors, contacting the holders of the shares issued for services to request that the Company repurchase those shares, and retaining experienced BDC counsel. The Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities can not be estimated by management as of this time, but may include regulatory enforcement actions. However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern.

The Company has informed the SEC Staff of these steps. However, these efforts will not fully cure all of the 1940 Act compliance deficiencies currently affecting the Company and it is unclear how those deficiencies will impact the Company in the future. The Company’s significant compliance and remediation costs, in terms of both time and dollars, have operated as an encumbrance on the Company’s resources.

The Company has determined, based on the nature of its investments, that the Company is not currently required to be regulated as a BDC because it does not meet the definition of an “investment company” in the 1940 Act. This is due to the fact that its non-cash assets consist almost entirely of investment in companies that it wholly-owns. Thus, it is operating, and intends to operate, as a holding company rather than an investment company.

Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, its holding company operations, an evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of the Company’s current business model, the Board has determined that continuation as a BDC is not in the best interests of the Company and its shareholders at the present time. Further, were the Company to remain a BDC, the Company would be required to substantially change its business model to meet the definition of an “investment company.”

In making the determination that continuation as a BDC is not in the best interests of the Company and its shareholders, the Board considered the viable alternatives available to the Company. The Board considered that the Company could remain an investment company and restructure its portfolio investments to reduce its ownership of investee companies to non-majority ownership positions, while attempting to cure the significant compliance failures that it has incurred. However, the Board determined that the Company’s business model required majority ownership of its portfolio companies and that the significant expense associated with that alternative would make it unlikely that the Company would be able to continue operations.

Thus, on March 13, 2007, a Special Meeting of Shareholders of the Company was held to authorize the Board of Directors of the Company to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board, Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters. As a result of the Special Meeting, the Shareholders approved both items and the Company has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable.

OVERVIEW OF COMPANY.

Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources necessary to sustain its operations. As reflected in the accompanying financial statements, although the Company had a net increase in net assets of $34,298 for the year ended December 31, 2006, $592,942 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2006. Accordingly, without the unrealized gain, the Company would have had a net decrease in net assets for the year ended December 31, 2006. Additionally, the Company had net cash used in operations of $522,305 for the year ended December 31, 2006 and a working capital deficiency of $704,991 at December 31, 2006. The Company is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:
-	The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments
-	The Company’s ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

As discussed previously, in March 2007, the Shareholders of the Company authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act. As a result, Company has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable. As a result of the change, the Company will be considered an “oil and gas operating company” instead of a BDC. Although the Company believes that the change is in the best interests of the Shareholders, it cannot give assurance that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

In accordance with BDC regulations, our majority-owned portfolio companies are not consolidated and accordingly, their financial information is not included in our accompanying audited Financial Statements. However, a significant portion of the proceeds received by the Company from the issuance of convertible debentures and the sale of common stock has been utilized as advances for our investees. The following represents unaudited supplemental information for the year ended December 31, 2006 for our majority-owned portfolio companies.

Description	Production Resources, Inc.	Bend Arch Petroleum, Inc.	Oil America Group	AMEP Strategic Investments
Revenue	$385,709	$1,119,133	$11,095	$-
Expenses	338,393	3,279,206	56,447	-
Operating Income (Loss)	47,316	(2,160,074)	(45,352)	-
Other Income (Expense)	-	189,908	(140)	-
Net Income (Loss)	$47,316	$(1,970,166)	$(45,493)	$-

The above unaudited supplemental information does not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations for our majority-owned portfolio companies.

RECENT DEVELOPMENTS

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act. As a result, the Company will no longer be a BDC with unconsolidated portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation of our investments, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our audited financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2006. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

GOING CONCERN

The independent registered public accounting firms’ reports to our financial statements at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, net cash used in operations, stockholders’ (deficiency) equity, working capital deficiency, being in default on certain notes payable to banks and being in the development stage with no revenues as a business development company raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions from February 20, 2003 (Inception of Development) to December 31, 2006. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of grant.

ALLOCATION OF THE PURCHASE PRICE TO CERTAIN OIL AND GAS RELATED ASSETS ACQUIRED

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the brother of the Company’s President, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations”. Accordingly, the purchase price was allocated to the various assets and the results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of oil and gas leases and property and equipment, no impairment charge has been recorded for the year ended December 31, 2006.

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

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance at December 31, 2005 was $2,074,898 and increased by $189,786 in 2006 to $2,264,684 at December 31, 2006. Net operating loss carry-forwards aggregate approximately $6,660,833 and expire in the years through 2026.

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

RESULTS OF OPERATIONS

Results of Operations

Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005 and compared to fiscal year ended December 31, 2004.

	Year Ended December 31,
	2006	2005	2004
Investments and Pre-BDC Operating Income
Oil sales, net - Pre-BDC	$-	$-	$40,010
Investment income - portfolio investments
Dividends	-	-	-
Interest	-	-	-
Total Investments and Pre-BDC Operating Income	-	-	40,010

Expenses
Compensation	120,000	120,000	600,995
Consulting	149,139	38,259	256,934
Depletion	-	-	3,690
Depreciation	7,894	7,894	45,820
Equipment rental	-	-	42,000
General and administrative	50,589	42,098	61,682
Production	626	-	91,363
Professional	235,524	140,595	157,229
Website	-	-	28,550
Total Expenses	563,772	348,846	1,288,263

Net Investment Operating Loss	(563,772)	(348,846)	(1,248,252)

Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)
Gain on settlement of debt	-	-	18,364
Other income	20,000	17,429	6,726
Unrealized gain on investments	592,942	14,852,861	-
Interest expense	(8,868)	(595,125)	(3,820,828)
Payroll tax expense and penalties	(6,004)	(6,004)	(6,004)
Total Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)	598,070	14,269,161	(3,801,742)

Net Increase in Net Assets	$34,298	$13,920,315	$(5,049,995)

For the year ended December 31, 2006

Investment Income:

There was no investment income for either 2006 or 2005, respectively.

Operating Expenses:

Operating expenses increased $214,926, or 62%, to $563,772 for 2006 from $348,846 for 2005. The increase was primarily the result of a $110,880 increase in consulting and a $94,929 increase in professional. The increase in professional is directly related to the increased costs the Company has incurred as the result of being a BDC. The increase in consulting was primarily for financial advising services by a third party.

Other Income (Expense):

Other income (expense) decreased $13,671,091 of income, or 96% to $598,070 of income for 2006 from $14,269,161 of income for 2005. The decrease was primarily that the unrealized gain on investments to reflect the fair value of the Company’s portfolio investments as of December 31, 2005 was $14,852,861 compared to $592,942 for 2006. This decrease was offset by a $586,257 decrease in interest expense in 2006 as compared to 2005 due to a convertible debenture beneficial conversion feature in the prior year 2005.

For the year ended December 31, 2005

Investment and Pre-BDC Operating Income:

Investment and pre-BDC operating income decreased $40,010, or 100%, to zero for 2005 from $40,010 for 2004. Prior to electing BDC status and transferring oil and gas assets to a majority-owned investee, the Company previously sold crude oil under short-term agreements at prevailing market rates.

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

Liquidity and Capital Resources

Cash and cash equivalents were $2,280 at December 31, 2006 as compared to $471,339 at December 31, 2005, and working capital deficit was $704,991 at December 31, 2006. The decrease in cash was primarily from $522,305 of cash used in operating activities. The Company received $2,335,246 of net proceeds from the issuance of common stock but this was offset by $2,314,500 of net advances to the Company’s majority-owned portfolio companies.

Operating Activities

Cash used in operating activities was $522,305 for 2006 compared to cash provided by of $14,447,908 for 2005. The decrease in cash used in operations for 2006 was primarily that in 2005, the net increase in net assets included a $14,852,861 unrealized gain on investments.

Investing Activities

Cash used in investing activities was $2,314,500 for 2006 compared to $912,056 for 2005. The increase in cash used resulted entirely from an increase in advances made by the Company for its majority-owned portfolio companies.

Financing Activities

Cash provided by financing activities was $2,367,746 for 2006 compared to cash provided of $2,207,329 for 2005. The increase in cash provided resulted primarily from $2,335,246 of net proceeds from the issuance of common stock in 2006 as compared to $2,240,663 in 2005.

Our principal uses of cash to date have been for operating activities and we have funded our operations during fiscal years 2006, 2005 and 2004 primarily by incurring indebtedness in the form of convertible debentures and issuing common stock.

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

Equity Financing

For the years ended December 31, 2006, 2005 and 2004 the Company received $2,335,246, $2,240,633 and $777,500 of proceeds, net of offering costs, from the issuance of common stock, respectively.

Liquidity

To continue with our business plan, we will require additional short-term working capital and we have not generated sufficient cash from operations to fund our operating activities through the end of fiscal 2006. Presently, as a BDC, our only source of revenues is through distributions from our majority-owned portfolio companies. We cannot assure you that we will receive distributions from our majority-owned portfolio companies, if any, and that borrowings under any interim financing we are able to secure will be sufficient to meet our projected cash flow needs.

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock and the prospects for our business. Additionally, any necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

Debt

Our debt at December 31, 2006 and 2005 consisted of the following:

Lease Payable	2006	2005
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2005, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of December 31, 2006, the Company has recorded a total of $11,724 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s President. The President of the Company transferred these shares on September 15, 2003. As of December 31, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

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

At December 31, 2003, $411,595 of Notes Payable to a related party were outstanding and in default. The Notes Payable had been payable to a former officer/director of the Company who is a principal stockholder and has been transferred to the Company’s President in a private transaction.

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

Convertible Debentures:

	2006	2005
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	$57,967	$57,967
	$57,967	$57,967

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. During 2004 and 2005, the entire $250,000 of debt discount was amortized to interest expense relating to the $250,000 convertible debenture that was fully converted as of December 31, 2005.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of December 31, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount was amortized over the debt term of 17.5 months or through the due date of December 5, 2005. During 2004 and 2005, the entire $400,000 of debt discount was amortized to interest expense related to the $400,000 convertible debenture being fully converted as of December 31, 2005.

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. During 2004 and 2005, the entire $1,000,000 of debt discount was amortized to interest expense related to the $1,000,000 convertible debenture being fully converted as of December 31, 2005.

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

On June 15, 2004, the Company assigned the oil and gas properties secured by the $2,000,000 convertible debenture to its majority-owned affiliate Bend Arch. Accordingly, the $2,000,000 convertible debenture along with $77,589 of accrued interest was transferred to Bend Arch on June 15, 2004 (See Note 4 - Investments in and Advances to Majority-Owned Portfolio Companies).

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

In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. In 2004, the Company recognized a beneficial conversion feature by charging the statement of operations $600,000 for interest expense and the balance sheet $600,000 for additional paid-in capital related to the $600,000 convertible debenture issued and subsequently converted in 2004.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the $30,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. In 2004, the Company recognized a beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital related to the $30,000 convertible debenture that was issued and subsequently converted during 2004.

During 2004, 131,333,333 shares of common stock were issued from the conversion of $1,410,000 of convertible debentures discussed above.

During 2005, 33,000,000 shares of common stock were issued from the conversion of $470,000 of convertible debentures discussed above.

As of December 31, 2006, the Company has recorded $127,309 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of December 31, 2006.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2006, our contractual obligations and commitments by type and period:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable .	$16,131	$16,131	$-	$-	$-
Convertible Debentures	57,967	57,967	-	-	-
Accrued Interest Payable	139,033	139,033	-	-	-

Total Debt	$213,131	$213,131	$-	$-	$-

2007 OUTLOOK

The ability to invest further will be heavily dependent on securing additional capital from investors or debt. Additionally, as authorized by the Shareholders on March 13, 2007, the Company will file a Form N-54C to withdraw its election to be a BDC and going forward will be classified as an oil and gas operating company. The Company will be highly dependent on the success of its wholly-owned subsidiaries and there is no assurance that additional equity or debt financing will be available on terms acceptable to the Company’s Management or that the Company’s wholly-owned subsidiaries will be successful.

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

We have incurred net losses in prior years and this resulted in a significant accumulated deficit. As reflected in the accompanying financial statements, although the Company had a net increase in net assets of $34,298 for the year ended December 31, 2006, $592,942 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2006. Accordingly, without the unrealized gain, the Company would have had a net decrease in net assets for the year ended December 31, 2006. Additionally, the Company had net cash used in operations of $522,305 for the year ended December 31, 2006 and a working capital deficiency of $704,991 at December 31, 2006. The Company is also in default on certain notes to banks and is in the development stage with minimal revenues. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

We have substantial current obligations and at December 31, 2006, we had $678,982 of total liabilities. The Company does not have sufficient cash resources or current assets to pay these obligations.

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

ITEM 7A. QUANITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because we currently have no long-term debt and do not expect that, in the next 12 months, we will incur any (although there can be no assurance that the funds that we will require to operate our business during that period will be available to us through sales of our equity or through short-term borrowings), we do not consider a principal risk to be interest rate fluctuations. If, in the future, we incur, or consider incurring, a material amount of long-term debt, the occurrence of such event could result in interest rate fluctuations becoming a principal risk. Currently, we consider our principal market risk to be the fluctuations of the valuations of the investment portfolio.

Our investments are carried at fair value, as determined by the Board of Directors. We expect to value publicly traded at the closing price on the valuation date. We expect to value debt and equity securities that are not publicly traded, or that we are restricted from trading, at fair value as determined in good faith by our Board of Directors. In making such determination, we expect that the Board of Directors will value non-convertible debt securities at cost plus amortized original issue discount, if any, unless adverse factors lead to a determination of a lesser valuation. In valuing convertible debt, equity, or other securities, we expect that the Board of Directors will determine the fair value based on the collateral, the issuer's ability to make payments, the current and forecasted earnings of the issuer, sales to third parties of similar securities, the comparison to publicly traded securities, and other pertinent factors. Due to the uncertainty inherent in the valuation process, such estimates of fair value may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Additionally, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations assigned at other times.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Financial Statements and Notes thereto are filed together with this report starting at Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 9B. OTHER INFORMATION.

None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company, as of December 31, 2006, are set forth below. The directors hold office for their respective term and until there successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

Directors and Executive Officers

Set forth below are the names, ages, years of service and positions of the executive officers and directors of the Company as of December 31, 2006.

Name	Age	Position	Years of Service
Charles Bitters	61	President, CEO and	Since 2002
		Director

Larry P. Horner	52	Director	Since March 2006

John D. Powell	63	Director	Since March 2006
The Directors serve until their successors are elected by the shareholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. Directors will be elected for one-year terms at each annual shareholder's meeting.

On March 13, 2007, the Shareholders of the Company elected Charles Bitters, Larry P. Horner and John D. Powell to serve as Directors until the next annual meeting of the Shareholders of the Company or until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not previously compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. The Company does not have a standing nominating committee. Previously, the Board has consisted of a sole member, Mr. Bitters, which made such a committee impracticable. Mr. Bitters has been the sole director participating in the consideration of director nominees. The Board has not established a separately designated audit committee; rather, the entire Board acts as the Company’s audit committee. The Company knows of no understanding or arrangement between any director, nominee for director, Officer or any other person pursuant to which he was or is to be selected as a director or nominee for director or an Officer of the Company.

Effective January 1, 2006, each member of the Board of Directors will be compensated at rate of $1,000 per month and will be reimbursed for expenses related to their activities.

Except as noted below, none of our officers and/or directors signing this annual report have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

In 1990, Mr. Horner filed for personal protection under Chapter 7 of the United States Bankruptcy Code.

BOARD OF DIRECTORS/EXECUTIVE OFFICERS

Charles Bitters has been CEO and director of the Company since 2002 and President since 2001. Mr. Bitters has over 25 years experience in all phases of the petroleum industry including drilling of oil and gas wells and the stimulation, production and operation of oil and gas wells. From 1997 to 2000, he was the Managing Member of Trinity Group, LLC, an oil and gas lease production company. Mr. Bitters holds a Bachelor of Science degree from Tarleton State University.

John Powell has been a director of the Company since November 2005. Mr. Powell is seasoned business professional with an extensive career in real estate including significant experience in development, construction and mortgage lending, structured sale events, federal housing and community development programs, asset management and disposition, appraisal and brokerage. Currently, Mr. Powell is a principal of J Powell Group LLC (a management consultant firm) since 2004; Client Relationship Manager and Special Projects Manager at E3 Group, Inc. (a professional employer organization) from 1998 to 2003; Principal and Senior Vice President of Exchange Partners, Inc./ MR&P International, Inc. from 1995 to 1998 ; Director of Real Estate Operations at Grubb & Ellis Asset Services Corporation from 1994 to 1995; Principal and Executive Vice President of JANROSE Group, Inc. from 1990 to 1994; Real Estate Development and Construction Lending Manager of the Metropolitan Financial Savings and Loan Association from 1985 to 1990; Independent Commercial Real Estate Consultant from 1982 to 1984. Mr. Powell has served as a director since March 2006. He has received compensation of $1,000 per month since January 2006. Mr. Powell owns no equity in the Company.

Larry Horner has been a director of the Company since March 2006. Mr. Horner is a licensed Certified Public Accountant in the State of Texas. Currently, Mr. Horner is President of Coaster Management, Inc. (a privately held holding company); President of Retail Operations and Special Project Consultant for U.S. Companies, Inc. (a privately held holding company) from 2001 to the present; Chief Financial Officer and Senior Vice President of The Image Bank (a wholly-owned subsidiary of Kodak) from 1993 to 2000; Chief Financial Officer and Vice President of U.S. Companies, Inc. from 1980 to 1993; Senior Accountant for Ernst and Young from 1977 to 1980. Mr. Horner has served as a director since March 27, 2006. He has received compensation of $1,000 per month since his appointment to the Board. Mr. Horner owns no equity in the Company.

FAMILY RELATIONSHIPS

Charles Bitters is the father of Amanda Bitters, sole director and officer of Daambr Production Corporation, which owns 3,436,000 shares or approximately 0.7% of our stock as of March 1, 2007.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company's President in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate. The oil and gas properties were also transferred to that same majority-owned affiliate.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

SIGNIFICANT EMPLOYEES

We have one employee, Charles Bitters, President and CEO.

AUDIT COMMITTEE FINANCIAL EXPERT

The SEC has adopted rules to implement certain requirements of the Sarbanes-Oxley Act of 2002 pertaining to public company audit committees. One of the rules adopted by the SEC requires a company to disclose whether it has an “audit committee financial expert” serving on its audit committee. Our board of directors has not yet established an audit committee. In March 2006, the Company appointed Mr. Larry Horner as an independent member of the Board of Directors. Mr. Horner is a Certified Public Accountant and we believe he will meet the requirement of the audit committee financial expert when and if the Company formalizes an audit committee.

CODE OF ETHICS

We have not yet adopted a code of ethics policy but the Board of Directors intends to adopt a code of ethics policy in the future.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

The Company only has one employee, Charles Bitters, the President and CEO. As a result, the Company does not have a standing compensation committee and the entire Board of Directors is actively involved in the compensation plan for Mr. Bitters. The salary compensation plan for Mr. Bitters has been the same for the prior three years ended December 31, 2006, 2005 and 2004, a monthly salary of $10,000 or $120,000 annually. Additionally, Mr. Bitters was compensated $3,500 per month or $42,000 annually for the year ended December 31, 2005 for an equipment rental agreement for the use of the President’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Effective January 1, 2005, the equipment rental agreement was terminated There were no grants of stock awards, option awards or any other form of incentive plan compensation issued or granted to Mr. Bitters during the calendar fiscal years ended December 31, 2006, 2005 or 2004, or the period ending on the date of this annual report.

The following table shows for the fiscal years ending December 31, 2006, 2005 and 2004, the compensation awarded or paid by American Energy Production, Inc. to its Chief Executive Officer and any of the executive officers of American Energy whose total salary and bonus exceeded $100,000 US during such year (The "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles Bitters, CEO and President
	2006	120,000	-	-	-	-	-	-	120,000
	2005	120,000	-	-	-	-	-	-	120,000
	2004	120,000	-	-	-	-	-	42,000	162,000

EMPLOYMENT AGREEMENTS

On July 1, 2003, the Company entered into a salary and equipment rental agreement with its President. Under the terms of the agreement, the Company will compensate the President with a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the President’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the President has, from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the President was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. Effective January 1, 2005, the $3,500 per month equipment rental agreement with the President was terminated. During the year ended December 31, 2005, the Company accrued $120,000 for compensation. Additionally, the President advanced $26,270 of funds on behalf of the Company and the Company repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005. During the year ended December 31, 2006, the Company accrued $120,000 for compensation, repaid $137,500 and the President advanced $10,000 of funds on behalf of the Company. As a result, the accrued balance as of December 31, 2006 is $98,225 and is classified as a component of Due To Related Parties in the accompanying Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of our Common Stock, each director, each of our executive officers and all of our directors and executive officers as a group, owned beneficially as of March 1, 2007, the number and percentage of outstanding shares of our Common Stock indicated in the following table:

	Shares Beneficially
Name and Address	Owned Outstanding	Percentage of Shares

Charles Bitters (3)	2,843,846	Less than 1%
President, CEO and Chairman
353 South Hackberry Ave
New Braunfels, TX 78130

Larry P. Horner	-0-	-0-
Director
17210 Campbell Rd #180
Dallas, Texas 75252

John D. Powell	-0-	-0-
Director
1917 Vista Oaks Drive
Carrollton, TX 75007

Total ownership by our	2,843,846	Less than 1%
officers and directors
(three individuals)

(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.

(2) Based on 494,170,082 shares of our Common Stock issued and outstanding as of March 1, 2007.

(3) Includes 137,846 held directly in the name of Charles Bitters and 2,706,000 held in street name. The ownership amounts were obtained from Section 16 reports filed with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following disclosures comply with generally accepted accounting principles and the disclosure requirements under the SEC Regulation SX, Article 6, with regard to affiliate investments and transactions. See Schedule of Investments for identification of Investments in Majority-owned Portfolio Companies.

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company's President in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned affiliate. The oil and gas properties were also transferred to that same majority-owned affiliate.

During the year ended December 31, 2003, the Company’s President paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions were classified as Loan Payable - Officer. (See discussion below on January 5, 2004 for conversion of Loan Payable - Officer to Preferred Stock).

During the year ended December 31, 2003, the Company’s President paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s President occurs. The Company’s President has personally guaranteed the obligation. As of June 30, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was reached for a lawsuit from one stockholder who invested $100,000 in the Company receiving 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s sole officer/director personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s President. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable - Related Party in the accompanying Financial Statements.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our President free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its President. Under the terms of the agreement, the Company would pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s President’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the President of the Company has, from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the President was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. Effective January 1, 2005, the $3,500 per month equipment rental agreement with the President was terminated. During the year ended December 31, 2005, the Company accrued $120,000 for compensation. Additionally, the President advanced $26,270 of funds on behalf of the Company and the Company repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005. During the year ended December 31, 2006, the Company accrued $120,000 for compensation, repaid $137,500 and the President advanced $10,000 of funds on behalf of the Company. As a result, the accrued balance as of December 31, 2006 is $98,225 and is classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the year ended December 31, 2006, the Company advanced directly or indirectly, $2,386,500 of funds to its majority-owned portfolio companies and was repaid $72,000 (net advances of $2,314,500). In total, the Company has advanced $5,761,842 of funds to its majority-owned portfolio companies and was repaid $72,000 (net advances of $5,689,842) and is included in the asset account entitled “Investment in and advances to majority-owned portfolio companies.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2006 and 2005 for professional services rendered by Salberg & Company, P.A. ("Salberg") for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2006 and 2005 was $32,000 and $30,000, respectively.

Audit-Related Fees.

The aggregate fees billed for the years ended December 31, 2006 and 2005 for assurance and related services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above was $4,600 and zero, respectively.

Tax Fees

No fees were billed for the years ended December 31, 2006 and 2005 for tax compliance, tax advice, or tax planning services by Salberg that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under the category Audit Fees described above.

All Other Fees

No fees were billed for the years ended December 31, 2006 and 2005 for products and services provided by Salberg, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above.

Audit Committee Pre-Approval Policies

The Company does not have a standing audit committee, rather the entire Board acts as the Company’s audit committee. The Board does not have any pre-approval policies or procedures concerning services performed by Salberg. All the services performed by Salberg that are described above were pre-approved by the Company's Board. None of the hours expended on Salberg's engagement to audit the Company's financial statements for the year ended December 31, 2006 were attributed to work performed by persons other than Salberg’s full-time, permanent employees.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following exhibits are filed as a part of, or incorporated by reference into, this Annual Report on Form 10- K:

Exhibit	Title	Location
3.1	Form 2-E Notification under Regulation E dated June 27, 2006	Incorporated by Reference
3.2	Form 2-E Notification under Regulation E dated December 11, 2006	Incorporated by Reference
3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2-007	Incorporated by Reference
31.1	Certification by Principal Executive and Financial Officer	Attached
32	Certifications of Principal Executive and Financial Officer Pursuant to 906	Attached

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC.

Date: March 30, 2007	By:	/s/ Charles Bitters
Charles Bitters
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Charles Bitters Charles Bitters	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	March 30, 2007

/s/ Larry P. Horner Larry P. Horner	Director	March 30, 2007

/s/ John D. Powell John D. Powell	Director	March 30, 2007

American Energy Production, Inc.
(A Development Stage Company)

Page No.
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2006 and 2005	F-3
Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-5
Statements of Changes in Stockholders’ Equity (Deficiency) for the years ended December 31, 2006, 2005, and for the period from February 20, 2003 (inception of development stage) to December 31, 2006	F-6
Statement of Changes in Net Assets for the years ended December 31, 2006 and 2005	F10
Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-11
Schedule of Investments at December 31, 2006	F-13
Notes to Financial Statements	F-14

F-1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

To the Board of Directors and Shareholders of:
American Energy Production, Inc. (a development stage company)

We have audited the accompanying balance sheet of American Energy Production, Inc. (a development stage company) including the schedule of investments as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period from February 20, 2003 (inception of development stage) to December 31, 2006 and the statement of changes in net assets for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As more fully discussed in Note 4 to the financial statements, securities amounting to $21,665,612 (99.9% of total assets and 103% of net assets) have been valued at fair value as determined by the Board of Directors. We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, subject to the effect on the financial statements of the valuation of securities determined by the Board of Directors as described in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Production, Inc. (a development stage company) at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 and for the period from February 20, 2003 (inception of development stage) to December 31, 2006, and the statement of changes in net assets for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, although the Company had a net increase in net assets of $34,298 for the year ended December 31, 2006, $592,942 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2006. Accordingly, without the unrealized gain, the Company would have had a net decrease in net assets for the year ended December 31, 2006. Additionally, the Company had net cash used in operations of $522,305 for the year ended December 31, 2006 and a working capital deficiency of $704,991 at December 31, 2006. The Company is also in default on certain notes to banks and is in the development stage with no revenues. These items raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 29, 2007

F-2-

American Energy Production, Inc. (A Development Stage Company) Balance Sheets

ASSETS

	12/31/2006	12/31/2005

Current Assets
Cash	$2,280	$471,339
Total Current Assets	2,280	471,339

Property and equipment, net	19,135	27,030

Investments:
Investments in and advances to majority-owned portfolio companies	21,665,612	18,758,170
Total Investments	21,665,612	18,758,170

Total Assets	$21,687,027	$19,256,539

LIABILITIES

Current Liabilities
Accounts payable	$327,113	$309,040
Due to related parties	98,225	102,725
Convertible debentures	57,967	57,966
Accrued interest payable	139,033	130,165
Accrued payroll taxes and penalties	68,802	62,798
Lease payable	16,131	16,131
Total Current Liabilities	$707,271	$678,825

Net Assets	$20,979,756	$18,577,714

See accompanying notes to financial statements.
F-3-

American Energy Production, Inc. (A Development Stage Company) Balance Sheets (Continued)

Commitments and Contingencies (Note 8)

Stockholders' Equity
	12/31/2006	12/31/2005

Convertible preferred stock, Series A $0.0001 par value, 5,000,000 shares authorized, 3,500,000 and 4,000,000 issued and outstanding at December 31, 2006 and 2005, respectively	$350	$400
Common stock, $0.00001 par value, 500,000,000 shares authorized, 494,170,082 and 452,870,082 shares issued and outstanding at December 31, 2006 and 2005, respectively	49,417	45,287
Common stock issuable, $0.0001 par value, 75,000 shares	8	8
Additional paid in capital	23,998,250	21,542,084
Accumulated deficit	(9,360,491)	(9,360,491)
Retained earnings during development stage	7,194,224	7,159,926
	21,881,756	19,387,214
Less: Subscription Receivable	(902,000)	(809,500)

Total Stockholders' Equity	20,979,756	18,577,714

Total Liabilities and Stockholders' Equity	$21,687,027	$19,256,539

Net Asset Value Per Share	$0.04	$0.04

See accompanying notes to financial statements.

F-4-

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations

	2006	Year Ended December 31, 2005	2004	Period from February 20, 2003 (Inception of Development Stage) to December 31, 2006
Investment and Pre-BDC Operating Income
Oil sales, net - Pre-BDC	$-	$-	$40,010	$46,658
Investment income - portfolio investments
Dividends	-	-	-	-
Interest	-	-	-	-
Total Investment and Pre-BDC Operating Income	-	-	-	46,658

Expenses
Compensation	120,000	120,000	600,995	902,596
Consulting	149,139	38,259	256,934	1,274,332
Depletion	-	-	3,690	3,987
Depreciation	7,894	7,894	45,820	89,894
Equipment rental	-	-	42,000	63,000
General and administrative	50,589	42,098	61,682	203,026
Production	626	-	91,363	143,349
Professional	235,524	140,995	157,229	610,222
Website	-	-	28,550	322,583
Total Expenses	563,772	348,846	1,288,263	3,612,949

Net investment and pre-BDC Operating Loss	(563,772)	(348,846)	(1,248,253)	(3,566,291)

Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)
Gain on settlement of debt	-	-	18,364	18,364
Unrealized gain on investments	592,492	14,852,861	-	15,445,403
Other income	20,000	17,429	6,726	44,155
Interest expense	(8,868)	(595,125)	(3,820,828)	(4,557,640)
Payroll tax expense and penalties	(6,004)	(6,004)	(6,004)	(23,168)
Loss on settlement	-	-	-	(167,000)
Total Realized and Unrealized Gain (Loss) from Investments and Other Income (Expenses)	598,070	14,269,161	(3,801,742)	10,760,515
Net increase (decrease) in Net Assets (post-BDC) and Net Income (Loss) (pre-BDC)	$34,298	$13,920,315	$(5,049,995)	$7,194,224

Net increase (decrease) in Net Assets (post-BDC) and Net Income (Loss) Per Share- Basic and Diluted	$0.00	$0.04	$(0.03)	$0.03

Weighted average shares - outstanding	482,931,931	349,106,911	184,212,699	280,621,466

See accompanying notes to financial statements

F-5-

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
Years Ended December 31, 2006, 2005, 2004 and
Period from February 20, 2003 (Inception of Development Stage) to December 31,  2006

										Deficit		Total
	Preferred Stock	Preferred Stock	Common Stock	Common Stock	Issuable	Issuable	Subscription	Additional Paid In	Accumulated	Accumulated Development	Deferred	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stage	Services	(Deficiency)

BALANCE AT DECEMBER 31, 2002	-	$-	42,448,592	$4,245	-	$-	$-	$8,639,750	$(9,131,850)	$-	$(359,896)	$(847,751)

Common stock issued for services	-	-	27,300,000	2,730	-	-	-	1,025,070	-	-	(45,900)	981,900
Common stock issued for settlement	-	-	250,000	25	-	-	-	17,475	-	-	-	17,500
Common stock issued and issuable for cash, net of offering costs $1,696,648	-	-	24,939,757	2,494	8,575,000	858	-	213,972	-	-	-	217,323
Common stock issued in exchange for chemical	-	-	1,000,000	100	-	-	-	10,900	-	-	-	11,000
Common stock cancelled	-	-	(2,886,900)	(289)	-	-	-	289	-	-	-	-
Amortization of deferred services	-	-	-	-	-	-	-	-	-	-	359,896	359,896
Net loss, year ended December 31, 2003	-	-	-	-	-	-	-	-	(228,641)	(1,710,394)	-	(1,939,035)
BALANCE AT DECEMBER 31, 2003	-	$-	93,051,449	$9,305	8,575,000	$858	$-	$9,907,456	$(9,360,491)	$(1,710,394)	$(45,900)	$1,199,167)

See accompanying notes to financial statements
F-6-

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
Years Ended December 31, 2006, 2005, 2004 and
Period from February 20, 2003 (Inception of Development Stage) to December 31, 2006

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

See accompanying notes to financial statements
F-7-

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
Years Ended December 31, 2006, 2005, 2004 and
Period from February 20, 2003 (Inception of Development Stage) to December 31, 2006

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
F-8-

American Energy Production, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
Years Ended December 31, 2006, 2005, 2004 and
Period from February 20, 2003 (Inception of Development Stage) to December 31, 2006

										Retained
										Earnings
					Common Stock			Additional		During	Total
	Preferred Stock		Common Stock		Issuable		Subscription	Paid-In	Accumulated	Development	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stage	Equity
Common stock issued for subscription receivable	-	-	2,500,000	250	-	-	(125,000)	124,750	-	-	-
Proceeds from payment of subscription receivable	-	-	-	-	-	-	32,500	-	-	-	32,500
Common stock issuable for cash, net of offering costs	-	-	37,300,000	3,730	-	-	-	2,331,516	-	-	2,335,246
Common stock issued for conversion of preferred stock	(500,000)	(50)	1,500,000	150	-	-	-	(100)	-	-	-
Net increase in net assets, year ended December 31, 2006	-	-	-	-	-	-	-	-	-	34,298	34,298
BALANCE at December 31, 2006	3,500,000	$350	494,170,082	$49,417	75,000	$8	$(902,000)	$23,998,250	$(9,360,491)	$7,194,224	$20,979,756

See accompanying notes to financial statements
F-9-

American Energy Production, Inc.
(A Development Stage Company)
Statement of Changes in Net Assets

	Year Ended
	December 31,
	2006	2005	2004

Increase in net assets from operations:
Net operating loss	$(558,194)	$(932,546)	$(5,049,995)
Unrealized gain on investments	592,492	14,852,861	-

Net increase in net assets from operations	34,298	13,920,315	5,049,995
Common Stock transactions	2,367,744	2,710,633	8,195,927

Total increase in Net Assets	2,402,042	16,630,948	3,145,932

Net Assets:
Beginning of Period	18,577,714	1,946,766	(1,199,166)
End of period	$20,979,756	$18,577,714	$1,946,766

See accompanying notes to financial statements
F-10-

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows

				Period from
				February 20, 2003
				(Inception of
	Year Ended			Development
	December 31,			Stage)
	2006	2005	2004	to Dec 31, 2006
Cash Flows From Operating Activities:
Net Increase in Net Assets (post-BDC)	$34,298	$13,920,315	$(5,049,995)	$7,194,224
and Net Income (pre-BDC)
Adjustments to reconcile net increase in Net Assets
(post-BDC) and Net Income (pre-BDC) to Net Cash
provided by (used in) operations:
Stock issued for debt and services	-	-	185,000	951,555
Stock issued for equipment	-	-	20,000	20,000
Stock issued for chemical	-	-	26,000	37,000
Stock issued in settlement	-	-	-	17,500
Unrealized gain on investments	(592,942)	(14,852,861)	-	(15,445,803)
Gain on settlement of debt	-	-	(18,364)	(18,364)
Loss on settlement	-	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	-	583,639	3,696,361	4,280,000
Compensation expense in excess of debt to officer	-	-	480,995	480,995
Amortization of deferred services	-	-	45,900	405,796
Depreciation	7,894	7,894	45,820	89,854
Depletion	-	-	3,690	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	-	-	10,132	3,484
Decrease in cash overdraft	-	-	(6,726)	(6,726)
Increase in accounts payable	18,073	44,685	14,679	86,325
Decrease in due to related party	(4,500)	(22,500)	(95,230)	(51,276)
Increase in accrued interest payable	8,870	(41,275)	124,467	224,892
Increase in accrued payroll taxes payable	6,002	6,004	6,005	23,164
Net Cash Provided by (Used In) Operating Activities	(522,305)	(354,099)	(511,266)	(1,553,893)

Cash Flows From Investing Activities:
Prepaid acquisition cost disbursement	-	-	38,041	-
Purchase of equipment	-	-	(145,074)	(178,975)
Advances to majority-owned portfolio companies	(2,386,500)	(1,650,556)	(1,724,786)	(5,761,842)
Repayments from majority-owned portfolio companies	72,000	-	-	72,000
Purchase of oil lease	-	-	-	(8,500)
Net Cash Used In Investing Activities	$(2,314,500)	$(1,650,556)	$(1,831,819)	$(5,877,317)

See accompanying notes to financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)

				Period from
				February 20, 2003
				(Inception of
	Year Ended			Development
	December 31,			Stage)
	2006	2005	2004	to Dec 31, 2006
Cash Flows From Financing Activities:
Proceeds for note payable - officer	$-	$-	$-	$32,070
Repayment of officer loan	-	-	-	(115)
Proceeds from loan - other	-	-	19,396	54,396
Repayment of loan proceeds - other	-	(33,304)	(35,578)	(105,976)
Proceeds from issuance of convertible debentures	-	-	1,850,000	1,850,000
Proceeds from common stock issuable, net of
offering costs of $86,660 and $0	2,335,246	2,240,633	777,500	5,570,702
Proceeds from repayment of subscription receivable	32,500	-	-	32,500
Repayment of lease payable	-	-	-	(87)
Net Cash Provided By Financing Activities	2,367,746	2,207,329	2,611,318	7,433,490

Net Increase (Decrease) in Cash	(469,059)	202,674	268,233	2,280
Cash at Beginning of Period	471,339	268,665	432	-
Cash at End of Period	$2,280	$471,339	$268,665	$2,280

Cash interest paid	$-	$-	$-	$47,750

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$-	$-	$-	$2,000,000
Conversion of note payable to convertible debenture		-	2,000,000	2,000,000
Conversion of indebtedness to preferred stock	-	-	528,532	528,532
Conversion of preferred stock to common stock	150	-	-	150
Conversion of convertible debentures to common stock	-	470,000	1,380,000	1,850,000
Conversion of convertible debentures by advances	-	342,033	-	342,033
Asset acquisition paid with convertible debenture and stock	-	-	800,000	800,000
Asset acquisition paid with stock	-	-	72,000	72,000
Common stock issued for subscription receivable	250	807,500	2,000	809,750
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	-	2,074,498	2,074,498
Convertible debenture	-	-	2,000,000	2,000,000
Accrued interest payable	-	-	71,014	71,014
Net receivable from transfer of assets and liabilities	-	-	3,484	3,484

See accompanying notes to financial statements
F-12-

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Investments
December 31, 2006

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At December 31, 2006
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$ 984,565	$ 4,735,505

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	252,000	252,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	4,979,688	16,674,551

AMEP Strategic Investments	Investment	Common Stock	100%	3,556	3,556

Total Control Investments - Majority Owned				$ 6,219,809	$ 21,665,612
Total Investments				6,219,809	21,665,612
Unearned Income				-	-
Total Investments, net of Unearned Income				$ 6,219,809	$ 21,665,612

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

See accompanying notes to financial statements

1. HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded business development company (“BDC”) that is engaged primarily in the investment in other companies that acquire, develop, produce, explore and sell oil and gas. The Company anticipates that its portfolio companies will be able to sell all oil that it can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

Prior to becoming a BDC in January 2004, the Company was engaged directly in the above activities since February 20, 2003, when it acquired certain oil assets and began its new development stage - (See below). Prior to that, the Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage include acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital.

As noted above, on January 12, 2004, the Company filed an election to become a BDC. The Company elected BDC status intending to make investments into developing businesses, primarily in the oil and gas industry. The Company generally expected that they would provide managerial assistance to such companies. At the time of its election, the Company believed that its operating model was best effected through the BDC structure.

In January 2004, the Company determined that it was necessary to raise additional capital to carry out the Company’s business plan. Accordingly, the Company filed a Form 1-E with Securities and Exchange Commission (the “SEC”), notifying it of the Company’s intent to sell up to $4,000,000 of the Company’s common stock at prices between $0.01 and $0.10 per share, or 400,000,000 and 40,000,000 shares, respectively. On February 22, 2005, the Board determined that it was in the best interest of the Company to discontinue the offering and to investigate other financing alternatives. Accordingly, the Company filed a Form 2-E notifying the SEC of the Company’s termination of the offering. However, the filing was not received by the SEC and the Company re-filed the Form 2-E with the SEC, effective June 30, 2005. As disclosed in the Form 2-E, the Company received $1,820,000 of proceeds from the offering, net of $30,000 of expenses, through the sale of 171,000,000 shares of the Company’s $0.001 par value common stock.

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively (“July 2005 Offering”). In December 2006, the Company’s Board of Directors determined that it was in the best interest of the Company to discontinue the offering discussed above. Accordingly, the Company filed a Form 2-E notifying the SEC of the Company’s termination of the offering. As disclosed in the Form 2-E, the Company received $4,575,879 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock. This includes net proceeds of $2,335,246 from the offering through the sale of 37,300,000 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2006.

The July 2005 Offering, however, was reviewed by the SEC Staff, which issued a comment letter to the Company (the “Comment Letter”) raising a number of questions relating to the offering. In response to the Comment Letter, the Company voluntarily suspended the July 2005 Offering and undertook a review of its compliance with the 1940 Act. The Company subsequently determined that it was not in compliance with several important provisions of the 1940 Act.

Specifically, the Company determined that it had, among other things: failed to adequately disclose the process of valuing its portfolio securities; issued convertible debentures, potentially violating Section 61 of the 1940 Act; issued shares for services to be provided to the Company, potentially violating Section 23 of the 1940 Act; failed to properly constitute the Board through a shareholder vote, pursuant to Section 16 of the 1940 Act; failed to have a majority of directors that were not interested persons of the Company, pursuant to Section 56(a) of the 1940 Act; failed to obtain a fidelity bond, potentially violating Section 17 of the 1940 Act; issued preferred stock, which did not have voting rights equal to that of the common stock, potentially violating Section 18(i) of the 1940 Act; and neglected to adopt compliance policies and procedures. In addition, the Company has never appointed a Chief Compliance Officer. In the absence of an active Chief Compliance Officer and complete diligence on the part of the Company, there can be no assurance that there are no additional compliance issues.

The Board reviewed the facts surrounding these compliance failures and their implications for the Company. Ultimately, the Board caused the Company to take certain steps to remediate the compliance failures, including issuing this proxy statement to properly elect two of the Directors, contacting the holders of the shares issued for services to request that the Company repurchase those shares, and retaining experienced BDC counsel. The Company’s violations of the 1940 Act may cause the Company to incur certain liabilities. Such liabilities can not be estimated by management as of this time, but may include regulatory enforcement actions. However, such liabilities, if incurred, could have a significant impact on the Company’s ability to continue as a going concern.

The Company has informed the SEC Staff of these steps. However, these efforts will not fully cure all of the 1940 Act compliance deficiencies currently affecting the Company and it is unclear how those deficiencies will impact the Company in the future. The Company’s significant compliance and remediation costs, in terms of both time and dollars, have operated as an encumbrance on the Company’s resources.

The Company has determined, based on the nature of its investments, the Company is not currently required to be regulated as a BDC because it does not meet the definition of an “investment company” in the 1940 Act. This is due to the fact that its non-cash assets consist almost entirely of investment in companies that it wholly-owns. Thus, it is operating, and intends to operate, as a holding company rather than an investment company.

Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, its holding company operations, an evaluation of the Company’s ability to operate as a going concern in an investment company regulatory environment, the cost of 1940 Act compliance needs and a thorough assessment of the Company’s current business model, the Board has determined that continuation as a BDC is not in the best interests of the Company and its shareholders at the present time. Further, were the Company to remain a BDC, the Company would be required to substantially change its business model to meet the definition of an “investment company.”

In making the determination that continuation as a BDC is not in the best interests of the Company and its shareholders, the Board considered the viable alternatives available to the Company at this time. The Board considered that the Company could remain an investment company and restructure its portfolio investments to reduce its ownership of investee companies to non-majority ownership positions, while attempting to cure the significant compliance failures that it has incurred. However, the Board determined that the Company’s business model required majority ownership of its portfolio companies and that the significant expense associated with that alternative would make it unlikely that the Company would be able to continue operations.

Additionally, when the Company filed an election to become subject to the 1940 Act, such that it could commence conducting business as a BDC, Mr. Charles Bitters was the only director, with two vacancies on the Board. Pursuant to Section 223 of the General Corporation Law of the State of Delaware (“DGCL”), Mr. Bitters appointed Mr. Thomas Baker to the Board on February 10, 2004 and Mr. Shane Traveller on October 5, 2004. Mr. Baker resigned on October 24, 2004 and Mr. Traveller resigned on December 21, 2004. The resignations occurred before the Company held a meeting of Shareholders to elect Mr. Baker and Mr. Traveller to the Board as mandated by Section 16 of the 1940 Act.

The Board believes that any and all Board actions taken have been appropriate and valid for state law purposes. However, since electing to become a BDC, the Company has not had a properly constituted Board of Directors for purposes of Section 16 of the 1940 Act, which requires that a candidate for director be elected by Shareholders (and not merely appointed by the Board) where at least two-thirds of the directors then holding office were not elected by Shareholders of the Company. Consequently, actions required to have been taken by the Board pursuant to the 1940 Act could be deemed to have not been appropriately approved. In addition, from December 21, 2004 until November 19, 2005 the Company had a single Director, who was an interested person of the Company (i.e., not independent) for purposes of the 1940 Act, by virtue of his role as an officer of the Company. Thus, the Company was in violation of Section 56(a) of the 1940 Act, which requires that a majority of a BDC’s directors be persons who are not interested persons of such company.

On November 19, 2005, Mr. Bitters, as the sole director of the Company, appointed John D. Powell to the Board. On March 27, 2006, Mr. Bitters appointed Larry P. Horner to the Board. Mr. Bitters is being put up for election because the Board believes that he should be included in the slate of directors as the Company has not had an Annual Meeting for a number of years.

On March 13, 2007, a Special Meeting of Shareholders (the “Special Meeting”) of the Company was held to authorize the Board of Directors of the Company (the “Board”) to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board, Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters. As a result of the Special Meeting, the Shareholders approved both items and the Company has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable.

2. GOING CONCERN

As reflected in the accompanying financial statements, although the Company had a net increase in net assets of $34,298 for the year ended December 31, 2006, $592,942 of this amount was from a non-cash unrealized gain on investments to reflect the fair market value of the Company’s investments as of December 31, 2006. Accordingly, without the unrealized gain, the Company would have had a net decrease in net assets for the year ended December 31, 2006. Additionally, the Company had net cash used in operations of $522,305 for the year ended December 31, 2006 and a working capital deficiency of $704,991 at December 31, 2006. The Company is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise capital, and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As discussed previously, in March 2007, the Shareholders of the Company authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act. As a result, the Board has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable. As a result of the change, the Company will be considered an “oil and gas operating company” instead of a BDC. Although the Company believes that the change is in the best interests of the Shareholders, it cannot give assurance that it will generate sufficient cash flow from operations or obtain additional financing to meet scheduled debt payments and financial covenants. The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. The financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

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

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying financial statements includes the evaluation of a beneficial conversion feature in convertible debentures and convertible preferred stock, valuation of the fair value of financial instruments, valuation of non-cash issuances of common stock, the valuation of our investments and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Oil and Gas Properties

Prior to electing BDC status and transferring oil and gas assets to portfolio companies, the Company used the successful efforts method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) are capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) are charged to operations. All capitalized costs of oil and gas properties were depleted using the units-of-production method based on total proved reserves.

On June 15, 2004, the Company assigned $2,074,498, or 100% of its oil and gas properties securing a $2,000,000 convertible debenture to a majority owned investee (See Note 4 - Investments).

Property and Equipment

Property and equipment is recorded at cost and depreciated over its estimated useful life, which range, from three to five years, using the straight line method.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is the brother of the Company’s President, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company plans to extract and sell oil and gas from existing wells. The consideration paid was a convertible note payable for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the note payable. The Company accounted for the purchase as an asset acquisition at its fair market value of $2,000,000 under the purchase method of accounting discussed in Statement of Financial Accounting Standards No. 141 “Business Combinations”. The purchase price was allocated to the various assets as discussed below. The results of any operations relating to the acquired assets are included in the Company’s financial statements from the Acquisition Date.

The Company has evaluated that the convertible note payable in accordance with EITF Issue No. 98-5 does not have any beneficial conversion feature as the exercise price of $1.00 exceeded the fair value of the Company’s common stock on the measurement date of $0.04.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value. Based upon our evaluation, no impairment was determined for the years ended December 31, 2006, 2005 and 2004.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised), entitled Share-Based Payment. This revised Statement eliminates the alternative to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued. Under APB 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123 (Revised) may have an impact and will require further evaluation by the Company.

Prior to 2006, the Company accounted for stock options issued to employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” and SFAS No. 148 “Accounting for Stock Based Compensation - Transition and Disclosure,” which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied.

Prior to 2006, the Company accounted for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123. Under this method, the Company recorded an expense equal to the fair value of the options or warrants issued. The fair value is computed using an options pricing model.

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

Concentration of Risk

One purchaser accounted for 100% of the Company's oil sales in 2004 and from February 20, 2003 (Inception of Development) to December 31, 2003. Previously, the Company sold crude oil to customers in the United States and performed ongoing credit evaluations of its customers’ financial condition and generally requires no collateral.

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, accounts payable and notes payable, for which the carrying amounts approximate fair value. At certain times during the year, our demand deposits held in banks exceeded the federally insured limit of $100,000. As of December 31, 2006, the Company’s cash position was under the FDIC limit of $100,000. However, as of December 31, 2005, the Company’s cash position exceeded FDIC limits by $376,336.
F-20-

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

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

4. INVESTMENTS IN AND ADVANCES TO MAJORITY-OWNED PORTFOLIO COMPANIES

As of December 31, 2006, investments consisted of the following:
	Cost	Fair Value
Investments in Equity Securities	$6,219,809	$21,665,612
Less: Unearned Income	-	-
Total	$6,219,809	$21,665,612

The Company’s investment portfolio is currently all in majority owned private companies that acquire, develop, produce, explore and sell oil and gas and is all held as non income producing and restricted common stock. The Company anticipates that its majority-owned portfolio companies will be able to sell all oil that they can produce to petroleum refiners and marketers under the terms of short-term purchase contracts and at prices in accordance with arrangements that are customary in the oil industry. Our capital is generally used by our portfolio companies to finance growth and working capital.

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
F-22-

At June 15, 2004, the full consideration was paid by the Company and in accordance with the rules of being a BDC, the $800,000 purchase price for the capital stock of PRI was recorded as an investment in affiliate - majority-owned. Additionally, the terms of the agreement exchanged the $400,000 promissory note for a $400,000 convertible debenture. As of June 15, 2004, the Company had advanced $366,598 of expenditures on behalf of PRI and effective with the acquisition, this amount was reclassed as a component of the investment in majority-owned portfolio company.

As of December 31, 2006, the total investment and advance to majority-owned portfolio company for PRI reflected in the accompanying financial statements is $4,735,505, comprised of $984,565 of historical cost and a cumulative unrealized gain on investments of $3,750,940. The current year unrealized gain on investments of $78,920 is included as a component of Other Income (Expenses) in the accompanying Statement of Operations for the year ended December 31, 2006 (see detailed schedule of the investment in and advance to below.) The $984,565 of historical cost is net of a $342,033 reduction of the $400,000 convertible debenture discussed above for advances made by the Company on behalf of PRI. The fair value of this investment was determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of December 31, 2006, the Company had made $4,979,688 of net advances on behalf of its majority-owned portfolio company, Bend Arch Petroleum, Inc., (“Bend Arch”). As of December 31, 2006, the total investment in and advance to majority-owned portfolio company for Bend Arch reflected in the accompanying financial statements is $16,674,551, comprised of $4,979,688 of historical cost and a cumulative unrealized gain on investments of $11,694,863. The current year unrealized gain on investments of $514,022 is included as a component of Other Income (Expenses) in the accompanying Statement of Operations for the year ended December 31, 2006 (see detailed schedule of the investment in and advance to below.) The fair value of this investment was determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

On February 20, 2003 (the “Acquisition Date”), the Company acquired from a certain related party assignor, who is controlled by the brother (see Note 5 - Debt and Note 9 - Related Party Transactions) of the Company’s President, an interest in certain oil and gas leases, oil and gas wells located on those leases, surface and underground equipment, pipelines and other property and fixtures in or on the leases, rights of way, leases, contracts and agreements for pipeline compressor stations or boosters utilized in the operations of the facilities by the assignors. The above properties are located in Comanche and Eastland Counties, Texas, in the United States of America. The Company planned to extract and sell oil and gas from existing wells. The consideration paid was a convertible promissory note for $2,000,000 at 6% interest, maturing July 25, 2007. All the leases and wells are collateral for the promissory note.

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

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. In accordance with the rules of a BDC, the $72,000 purchase price for the capital stock of OAG was recorded as an investment in majority-owned portfolio company. Additionally, the Company has made $180,000 of advances to OAG and including the advances, the total of $252,000 has been recorded as investment in and advances to majority-owned portfolio companies in the accompanying balance sheet as of December 31, 2006 (see detailed schedule of the investment in and advance to below.) OAG is now a majority-owned portfolio company of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

As of December 31, 2006, the Company had made $3,556 of net advances on behalf of its majority-owned affiliate, AMEP Strategic Investments, Inc., (“AMEP Strategic”) and this amount has been recorded as investment in and advances to majority-owned portfolio company in the accompanying balance sheet (see detailed schedule of the investment in and advance to below.)

In accordance with Rule 12-14 of Regulation S-X, the following information is provided for the Company’s Investments in and Advances to Majority-Owned Portfolio Companies balance as of December 31, 2006:

Investments In and Advances to Majority-Owned Portfolio Companies As of December 31, 2006
	Number of shares -
Name of issuer	principal
And title of	amount of bonds	Amount of		Historical cost
Issue or nature of	notes and other indebtedness	Equity in net profit and loss	Amount of dividends or	Value of each item at close
Indebtedness	at close of period (1)	for the period (2)	interest (3)	of period (4)
Investments in majority- owned portfolio companies:

Production Resources, Inc.	$184,565	$800,000	$-	$984,565
Oil America Group, Inc.	180,000	72,000	-	252,000
Bend Arch Petroleum, Inc.	4,979,688	-	-	4,979,688
AMEP Strategic Investments	3,556	-	-	3,556

Total	$5,347,809	$872,000	$-	$6,219,809

(1) Represents net advances by the Company on behalf of its majority owned portfolio companies.
(2) Represents historical purchase paid by the Company.
(3) No dividends or interest were paid by the majority-owned portfolio companies as of December 31, 2006.
(4) Represents total historical cost without unrealized gain or loss included (aggregate of (1), (2) and (3).)

Advances To - January 1, 2006 to December 31, 2006

	Dec. 31, 2005	Advances	Repayments	Dec. 31, 2006
Production Resources, Inc.	$167,065	$17,500	$-	$184,565
Oil America Group, Inc.	115,000	65,000	-	180,000
Bend Arch Petroleum, Inc.	2,675,688	2,304,000	-	4,979,688
AMEP Strategic Investments	75,556	-	72,000	3,556

Total	$3,033,309	$2,386,500	$72,000	$6,219,809

5. DEBT

Our debt at December 31, 2006 and 2005 consisted of the following:

Lease Payable

	2005	2006
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at December 31, 2005, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of December 31, 2006, the Company has recorded a total of $11,724 in accrued interest for this lease payable in the accompanying Balance Sheet.

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

Loans and Note Payable Settlement with Related Party

Beginning in January of 2002 and through December 2003, the Company’s President advanced the Company $52,615 for payment of corporate expenses. In August 2003, $115 was repaid leaving a balance outstanding of $52,510 at December 31, 2003. The loan was non-interest bearing, unsecured and due on demand.

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

Convertible Debentures:

	2005	2006
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005	$57,967	$57,967
	$57,967	$57,967

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $250,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $250,000 and $250,000 to additional paid-in capital. During 2004 and 2005, the entire $250,000 of debt discount was amortized to interest expense relating to the $250,000 convertible debenture that was fully converted as of December 31, 2005.

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of December 31, 2006. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

In accordance with EITF Issue 98-5, as amended by EITF Issue 00-027, the Company has evaluated that the convertible debenture discussed above has a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $400,000 and $400,000 to additional paid-in capital. The debt discount was amortized over the debt term of 17.5 months or through the due date of December 5, 2005. During 2004 and 2005, the entire $400,000 of debt discount was amortized to interest expense related to the $400,000 convertible debenture being fully converted as of December 31, 2005.

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

In accordance with EITF Issue 98-5 as amended by EITF Issue 00-27, the Company has evaluated that the $1,000,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. Accordingly, the Company has recognized this beneficial conversion feature by recording a debt discount as a contra account to the convertible debenture for $1,000,000 and $1,000,000 to additional paid-in capital. During 2004 and 2005, the entire $1,000,000 of debt discount was amortized to interest expense related to the $1,000,000 convertible debenture being fully converted as of December 31, 2005.

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

On June 15, 2004, the Company assigned the oil and gas properties secured by the $2,000,000 convertible debenture to its majority-owned affiliate Bend Arch. Accordingly, the $2,000,000 convertible debenture along with $77,589 of accrued interest was transferred to Bend Arch on June 15, 2004 (See Note 4 - Investments in and Advances to Majority-Owned Portfolio Companies).

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

In accordance with EITF Issue 98-5 and 00-27, the Company has evaluated that the convertible debentures discussed above have a beneficial conversion feature as the exercise price is less than the fair value of the Company’s common stock on the measurement date. In 2004, the Company recognized a beneficial conversion feature by charging the statement of operations $600,000 for interest expense and the balance sheet $600,000 for additional paid-in capital related to the $600,000 convertible debenture issued and subsequently converted in 2004.

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

In accordance with EITF Issue 98-5, the Company has evaluated that the $30,000 convertible debenture discussed above has a beneficial conversion feature as the exercise price for is less than the fair value of the Company’s common stock on the measurement date. In 2004, the Company recognized a beneficial conversion feature by charging the statement of operations $30,000 for interest expense and $30,000 for additional paid-in capital related to the $30,000 convertible debenture that was issued and subsequently converted during 2004.

During 2004, 131,333,333 shares of common stock were issued from the conversion of $1,410,000 of convertible debentures discussed above.

During 2005, 33,000,000 shares of common stock were issued from the conversion of $470,000 of convertible debentures discussed above.
F-30-

As of December 31, 2006, the Company has recorded $127,309 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of December 31, 2006.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 494,170,082 were issued and outstanding as of December 31, 2006. Additionally, as of December 31, 2006, 75,000 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of December 31, 2006, 3,500,000 preferred shares were issued and outstanding.

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

On January 5, 2004, the Board of Directors approved the issuance of 3,500,000 of the 4,000,000 designated Series A preferred stock in exchange for the conversion of $464,005 of indebtedness owed to the President of the Company. The $464,005 indebtedness comprised the entire $52,510 of loan payable - related party and $411,495 of Note Payable - related party balances as recorded at December 31, 2003. The $411,495 note indebtedness had been acquired by the President in a private transaction from a former officer. In connection with the forgiveness of the note principal, the Company’s President forgave the related accrued interest totaling $64,527 in a separate transaction on the same date. As a result, the Company has treated this as a contribution of capital at the date of debt forgiveness by recording additional paid in capital.

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
F-31-

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

F-32-

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

F-33-

During 2004, 131,333,333 shares of common stock were issued from the conversion of $1,410,000 of convertible debentures discussed above (see Note 5 - Debt).

In March 2004, the Company determined that 1,000,000 shares had inadvertently been transferred by the Company’s President to the former president of PRI (this transfer occurred in 2003). The Company is in the process of having this error corrected and the shares transferred will be rescinded and the 1,000,000 common shares returned to the sole officer and director of the Company.

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
F-34-

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

In December 2005, the Company’s transfer agent determined that 15,000,000 shares that were actually issued to a third party in June 2004 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 15,000,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in December 2005). Accordingly, the Company recorded the fair value amount of $750,000 as a subscription receivable which is still outstanding as of December 31, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In January 2006, the Company’s transfer agent determined that an additional 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable which is still outstanding as of December 31, 2006. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In February 2006, 500,000 shares of the Company’s Series A preferred stock discussed above were converted into 1,500,000 shares of the Company, $0.001 par value common stock in accordance with the conversion rights discussed previously.
F-35-

On July 24, 2005, the Company filed a Form 1-E pursuant to the Securities Act notifying the SEC of the Company’s intent to sell up to $5,000,000 of the Company’s common stock at prices between $0.015 and $0.10 per share, or 50,000,000 and 333,333,333 shares, respectively. Through September 30, 2006, the Company received $4,575,879 of proceeds from the offering, net of $280,627 of expenses, through the sale of 165,230,758 shares of the Company’s $0.001 par value common stock (See Note 7 - Commitments and Contingencies). This includes net proceeds of $2,335,246 from the offering through the sale of 37,300,000 shares of the Company’s $0.001 par value common stock during the year ended December 31, 2006.

Common Stock Issuable:

As of December 31, 2006 and 2005, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the Regulation “S” offering in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

In July 2004, the Company entered into a consulting agreement with a third party for services during a six-month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of December 31, 2006.

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

7. INCOME TAXES

There was no income tax during 2006, 2005 and 2004 due to the Company’s net loss.

The Company’s tax expense differs from the “expected” tax expense for the period ended December 31, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes), as follows:

	2006	2005	2004
Computed “expected” tax expense (benefit)	$11,661	$4,732,907	$(1,716,998)
Stock based issuances	-	-	78,540
Unrealized gain on investments	(201,447)	(5,049,973)	-
Change in valuation allowance	189,786	317,066	1,638,458
	$-	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities as of December 31 are as follows:
	2006	2005
Deferred tax assets
Net operating loss	$2,264,684	$2,074,898
Total deferred tax assets	2,264,684	2,074,898
Valuation allowance	(2,264,684)	(2,074,898)
Net deferred tax asset	$-	$-

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The valuation allowance at December 31, 2005 was $2,074,898 and increased by $189,786 in 2006 to $2,264,684 at December 31, 2006. The net operating loss carry-forwards aggregate approximately $6,660,833 and expire in years through 2026. As discussed previously, on February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered a new development stage. As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to February 20, 2003 will not be allowable and are not included in the above disclosures.

8. COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of December 31, 2006.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s President occurs (see Note 5 - Debt and Note 8 - Related Party Transactions). As of December 31, 2006 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $68,802 of unpaid federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2006. Such amounts are subject to potential federal tax liens.

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

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 15,000,000 shares and an additional unauthorized issuance of 2,500,000 shares, should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of December 31, 2006 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

On March 13, 2007, a Special Meeting of Shareholders (the “Special Meeting”) of the Company was held to authorize the Board of Directors of the Company (the “Board”) to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board, Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters. As a result of the Special Meeting, the Shareholders approved both items and the Company has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable. Subsequently, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority-owned portfolio companies under the current BDC structure.

The withdrawal of the Company’s election to be regulated as a BDC under the 1940 Act will result in a significant change in the Company's required method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. In addition, majority-owned subsidiaries are not consolidated; rather, investments in those subsidiaries are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair value.

In accordance with BDC accounting requirements, the Company has recorded a significant unrealized gain on its investments. As an operating company, the required financial statement presentation and accounting for securities held will be either the fair value or historical cost method of accounting, depending on how the Company’s investments are classified and how long the Company intends to hold the investment. Since the Company’s only investments have been in its wholly-owned portfolio companies, all of the previously recorded unrealized gain on investments will be no longer be reflected in the Company’s financial statements. Thus, though there is no reason to believe that the worth of the investments would be different, the method of accounting will change.

Changing the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as they occur. As an operating company, the Company will be required to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs. Also, as an operating company, the Company will no longer present a Net Asset Value (“NAV”) in its financial statements or supplemental NAV financial information in the footnotes to the Company’s consolidated financial statements.

Please see Note 12 - Unaudited Supplemental Information for unaudited pro forma comparisons of the Company’s balance sheet and statement of operations, showing the difference between the BDC presentation and the presentation that will be made going forward after the de-election.

Because the Company will be considered an “oil and gas operating company”, the Company will use the “successful efforts” method of accounting for acquisition, exploration, development and production of oil and gas properties, whereby only the direct costs of acquiring or drilling successful (proved reserves) are capitalized. Costs of acquisition, development, and exploration activities that are not known to have resulted in the discovery of reserves (unproved) will be charged to operations. All capitalized costs of oil and gas properties will be depleted using the units-of-production method based on total proved reserves.

The change in accounting due to the conversion to an operating company from a BDC is considered a change in accounting principle. As a result, in accordance with Statement of Financial Accounting Standard 154, "Accounting for Changes and Error Corrections," which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the Company’s financial statements will be presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to the BDC method of accounting. The change in presentation may have an impact on the market’s response to the Company, the nature and extent of which cannot be predicted.

The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a “regular” corporation under Subchapter C of the Internal Revenue Code.

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

On February 20, 2003, the Company acquired certain oil and gas properties for $2,000,000 from a company controlled by the brother of the Company's President in exchange for a market rate promissory note. The promissory note was subsequently exchanged for a convertible debenture and transferred to a majority-owned portfolio company (See Note 5 - Debt). The oil and gas properties were also transferred to that same majority-owned portfolio company (See Note 4 - Investments).

During the year ended December 31, 2003, the Company’s President paid $32,297 of general and administrative fees and professional fees on behalf of the Company. Additionally, during the year ended December 31, 2003, the Company repaid $115 of previously loaned funds. As of December 31, 2003, the Company owed $52,510 for these loans and these transactions were classified as Loan Payable - Officer. (See discussion below on January 5, 2004 for conversion of Loan Payable - Officer to Preferred Stock).

During the year ended December 31, 2003, the Company’s President paid $8,000 in prepaid acquisition costs. The loan is non-interest bearing, unsecured and due on demand.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s President occurs (See Note 5 - Debt and Note 8 - Commitments and Contingencies). The Company’s President has personally guaranteed the obligation. As of June 30, 2005, the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter during 2005 at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

In December 2003, a cash settlement was negotiated for a lawsuit from one stockholder who invested $100,000 in the Company receiving 100,000 common shares during a private placement. The settlement of $149,500 was paid by the Company’s President personally and the Company has been released from all obligations related to the lawsuit.

In December 2003, the Company recognized $6,648 of revenue from the sale of oil to a third party. Payments from oil sales are remitted by customers, to an operator, who is a company controlled by the brother of the Company’s President. The operator then remits these payments to the Company. At December 31, 2003, the related amount owed the Company was classified as Accounts Receivable - Related Party in the accompanying Financial Statements.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by our President free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its President. Under the terms of the agreement, the Company would pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s President’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the President of the Company has, from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the President was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. As of January 1, 2005, the $3,500 per month equipment rental agreement with the President was terminated. During the year ended December 31, 2005, the Company accrued $120,000 for compensation. Additionally, the President advanced $26,270 of funds on behalf of the Company and the Company repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005. During the year ended December 31, 2006, the Company accrued $120,000 for compensation, repaid $137,500 and the President advanced $10,000 of funds on behalf of the Company. As a result, the accrued balance as of December 31, 2006 is $98,225 and is classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the year ended December 31, 2006, the Company advanced directly or indirectly, $2,386,500 of funds to its majority-owned portfolio companies and was repaid $72,000 (net advances of $2,314,500). In total, the Company has advanced $5,761,842 of funds to its majority-owned portfolio companies which is included in the asset account entitled “Investment in and advances to majority-owned portfolio companies.

10. FINANCIAL INFORMATION Following is a schedule of financial highlights for the year ended December 31, 2006 and 2005:

	Year Ended
	December 31,
	2006	2005
Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.04	$0.01

Unrealized Gain On Investments (1)	0.00	0.03
Net Operating Income (1)	0.00	0.00

Net increase in Stockholders Equity from Income	0.00	0.03

Net Asset Value at End of Period	$0.04	$0.04

Per Share Market Value at End of Period	$0.06	$0.05
Total Return (2) and (3)	-88%	-90%
Common Stock Outstanding and Issuable at End of Period	494,245,082	452,945,082

Ratio/Supplemental Data:
Net Assets at End of Period	$20,979,756	$18,577,714
Ratio of Operating Expenses to Net Assets	3%	2%
Ratio of Net Operating Loss to Net Assets	-3%	-2%

(1) Based on Total Shares Outstanding and Issuable
(2) 2006 total return equals the increase of the ending market value over the December 31, 2006 price of $0.05 per share, divided by the beginning price.
(3) 2005 total return equals the increase of the ending market value over the December 31, 2005 price of $0.01 per share, divided by the beginning price.

11. SUBSEQUENT EVENTS

On March 13, 2007, a Special Meeting of Shareholders (the “Special Meeting”) of the Company was held to authorize the Board of Directors of the Company (the “Board”) to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board, Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters. As a result of the Special Meeting, the Shareholders approved both items and the Company has been authorized to file a Form N-54C with the SEC to effect the BDC withdrawal as soon as practicable.

12. UNAUDITED SUPPLEMENTAL INFORMATION

The following represents unaudited pro forma comparisons of the Company’s balance sheet and statement of operations, showing the difference between the BDC presentation and the presentation that will be made going forward after the Company’s election to withdraw being regulated as a BDC.

American Energy Production, Inc.
(A Development Stage Company)
December 31, 2006
Proforma Balance Sheet
(Unaudited)

ASSETS
	As Presented	Pro-Forma
	12/31/2006	12/31/2006
Current Assets
Cash	$2,280	$73,043
Accounts receivable	-	1,205
Due from related parties	-	8,876
Other current assets	-	119,327
Total Current Assets	2,280	202,451

Property and equipment, net	19,135	4,339,671

Investments:
Investment in subsidiary	-	-
Investments	-	2,837
Investments in and advances to affiliates - majority-owned	21,665,612	-
Total Investments	21,665,612	2,837

Other Assets
Development programs - related party	-	69,124
Other	-	4,770
Total Other Assets	-	73,894

Total Assets	$21,687,027	$4,618,853

LIABILITIES

Current Liabilities
Accounts payable	$327,113	$330,190
Other current liabilities	-	185
Advances from AMEP	-	-
Due to related parties	98,225	179,447
Convertible debentures	57,967	0
Note payable	-	2,019,535
Accrued interest payable	139,033	216,622
Accrued payroll taxes and penalties	68,802	68,802
Lease payable	16,131	16,131
Total Current Liabilities	$707,271	$2,830,912

American Energy Production, Inc.
(A Development Stage Company)
December 31, 2006
Balance Sheets (Continued)
(Unaudited)

Commitments and Contingencies (Note 7)

Stockholders' Equity
	As Presented	Pro-Forma
	12/31/2006	9/30/2006
Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 issued and outstanding	$350	$350
Common stock, $0.0001 par value, 500,000,000 shares authorized
494,170,082 shares issued and outstanding	49,417	49,417
Common stock issuable, $0.0001 par value, 75,000 shares	8	8
Additional paid in capital	23,998,250	23,511,249
Accumulated deficit	(9,360,491)	(9,360,491)
Retained earnings during development stage	7,194,224	(11,510,590)
	21,881,756	2,689,941
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Equity	20,979,756	1,787,941

Total Liabilities and Stockholders' Equity	$21,687,027	$4,618,853

American Energy Production, Inc.
(A Development Stage Company)
Proforma Statement of Operations
(Unaudited)

	(As Reported)	(Proforma)
	Period from	Period from
	February 20, 2003	February 20,, 2003
	(Inception of	(Inception of
	Development Stage)	Development Stage)
	to Dec. 31, 2006	to Dec. 31, 2006

Revenues
Oil and Gas sales, net	$46,658	$3,993,349
Management fees, net
Royalties, net		4,285
Total Revenues	46,658	4,013,464
Operating Expenses
Compensation	902,596	1,089,275
Consulting	1,274,332	1,274,332
Depletion	3,987	3,987
Depreciation	89,894	178,943
Rent	63,000	172,839
General and administrative	203,026	631,285
Production	143,349	6,825,290
Professional	610,222	625,292
Taxes	-	11,219
Website	322,583	322,583
Total Operating Expenses	3,612,949	11,135,045

Operating Loss	(3,566,291)	(7,121,581)

Other Income (Expense)
Gain on settlement of debt	18,364	18,364
Other income	44,155	347,010
Unrealized gain on investments	15,445,803	-
Interest expense	(4,557,640)	(4,564,215)
Payroll tax penalties	(23,168)	(23,168)
Loss on settlement	(167,000)	(167,000)
Total Other Income (Expense)	10,760,515	(4,389,009)

Net Income (Loss)	$7,194,224	$(11,510,590)
Net Income (Loss) Per Share - Basic and Diluted	$0.03	$(0.04)
Weighted average Shares	280,621,466	280,621,466

