Form 10-Q
period 2007-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2007-05-11
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes [ ]     No [X]

As of May 1, 2007, there were approximately 494,170,082 shares of common stock, $0.001 par value, issued and outstanding.
American Energy Production, Inc.

Form 10-Q Index
March 31, 2007

Page
Part I-Financial Information

Item 1. Financial Statements	-

Balance Sheets at March 31, 2007 (Unaudited) and December 31, 2006	-

Statements of Operations for the Three Months Ended
March 31, 2007 and 2006 and the period from February 1, 2003
(Inception of development stage) to March 31, 2007 (Unaudited)	-

Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and for the period from February 1, 2003 (Inception of development stage) to March 31, 2007 (unaudited)	-

Schedule of Changes in Net Assets for the Three Months ended March 31, 2007 (Unaudited)	-

Schedule of Investments at March 31, 2007 (Unaudited)	-

Notes to Financial Statements (Unaudited)	-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	-
Item 3. Quantitative and Qualitative Disclosures About Market Risk	-
Item 4. Controls and Procedures	-

Part II-Other Information

Item 1. Legal Proceedings	-
Item 1A. Risk Factors	-
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	-
Item 3. Defaults upon Senior Securities	-
Item 4. Submission of Matters to a Vote of Security Holders	-
Item 5. Other Information	-
Item 6. Exhibits	-

Signatures	-

PART I
FINANCIAL INFORMATION

Item 1-Financial Statements

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheets

ASSETS
	(Unaudited)
	3/31/2007	12/31/2006

Current Assets
Cash	$14,653	$2,280
Total Current Assets	14,653	2,280

Property and equipment, net	17,189	19,135

Investments:
Investments in and advances to majority-owned	21,644,055	21,665,612
portfolio companies
Total Investments	21,644,055	21,665,612

Total Assets	$21,675,897	$21,687,027

LIABILITIES

Current Liabilities
Accounts payable	$330,346	$327,113
Advances from majority-owned portfolio companies	16,435	-
Due to related parties	140,725	98,225
Convertible debentures	57,967	57,967
Accrued interest payable	141,486	139,033
Accrued payroll taxes and penalties	70,303	68,802
Lease payable	16,131	16,131
Total Current Liabilities	$773,393	$707,270

Net Assets	$20,902,505	$20,979,756

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Balance Sheets (Continued)

Commitments and Contingencies (Note 7)

Stockholders' Equity	(Unaudited)
	3/31/2007	12/31/2006

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 494,170,082 shares	49,417	49,417
Common stock issuable, $0.0001 par value, 75,000 shares	8	8
Additional paid in capital	23,998,250	23,998,250
Accumulated deficit	(9,360,491)	(9,360,491)
Retained earnings during development stage	7,116,972	7,194,223
	21,804,505	21,881,756
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Equity	20,902,505	20,979,756

Total Liabilities and Stockholders' Equity	$21,675,897	$21,687,027

Net Asset Value Per Share	$0.04	$0.04

See accompanying notes to unaudited financial statements.

American Energy Production, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			Period from
			February 20, 2003
	Three Months Ended		(Inception of
	March 31,		Development Stage)
	2007	2006	to Mar 31, 2007
Investment and Pre-BDC Operating Income
Oil sales, net	$-	$-	$46,658

Investment income - portfolio investments
Interest	-	-	-
Dividends	-	-	-
Total Investment and Pre-BDC
Operating Income	-	-	46,658

Operating Expenses
Compensation	30,000	30,000	932,596
Consulting	3,260	-	1,277,592
Depletion	-	-	3,987
Depreciation	1,946	1,946	91,800
Equipment rental	-	-	63,000
General and administrative	13,674	16,837	216,700
Production	-	-	143,349
Professional	24,417	24,466	634,639
Website	-	-	322,583
Total Operating Expenses	73,297	73,249	3,686,246

Net Investment and Pre-BDC Operating Loss	(73,297)	(73,249)	(3,639,588)

Other Income (Expense)
Gain on settlement of debt	-	-	18,364
Other income	-	20,000	44,155
Unrealized gain on investments	-	-	15,445,803
Interest expense	(2,453)	(2,050)	(4,560,093)
Payroll tax expense and penalties	(1,501)	(1,501)	(24,669)
Loss on settlement	-	-	(167,000)
Total Other Income (Expense)	(3,954)	16,449	10,756,560

Net Decrease in Net Assets (post-BDC)
and Net Income (pre-BDC)	$(77,251)	$(56,800)	$7,116,972

Net Decrease in Net Assets (post-BDC)
and Net Income (pre-BDC) Per Share -
Basic and Diluted	$(0.00)	$(0.00)	$0.02

Weighted average Shares Outstanding	494,245,082	456,733,971	293,438,883

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Period from
			February 20, 2003
	Three Months Ended		(Inception of
	March 31,		Development Stage)
	2007	2006	to March 31, 2007
Cash Flows From Operating Activities:
Net Decrease in Net Assets (post-BDC) and	$(77,251)	$(56,800)	$7,116,973
Net Income (pre-BDC)

Adjustments to reconcile net decrease in Net Assets
(post-BDC) and Net Income (pre-BDC) to Net Cash
Used In Operating Activities:

Stock issued for debt and services	-	-	951,555
Stock issued for equipment	-	-	20,000
Stock issued for chemical	-	-	37,000
Stock issued in settlement	-	-	17,500
Unrealized gain on investments	-	-	(15,445,803)
Gain on settlement of debt	-	-	(18,364)
Loss on settlement	-	-	149,500
Interest expense related to convertible
debentures beneficial conversion feature	-	-	4,280,000
Compensation expense in excess of debt to officer	-	-	480,995
Amortization of deferred services	-	-	405,796
Depreciation	1,946	1,946	91,800
Depletion	-	-	3,987
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	-	-	3,484
Decrease in cash overdraft	-	-	(6,726)
Increase (decrease) in accounts payable	3,233	(6,180)	89,558
Increase (decrease) in due to related party	42,500	(17,000)	(8,776)
Increase in accrued interest payable	2,453	2,050	227,345
Increase in accrued payroll taxes payable	1,501	1,500	24,665
Net Cash Used In Operating Activities	(25,618)	(74,484)	(1,579,511)

Cash Flows From Investing Activities:
Purchase of equipment	-	-	(178,975)
Advances to majority-owned portfolio companies	(23,000)	(424,500)	(5,784,842)
Advances from majority-owned portfolio companies	16,435	-	16,435
Repayments from majority-owned portfolio companies	44,556	-	116,556
Purchase of oil lease	-	-	(8,500)
Net Cash Provide By (Used In) Investing Activities	$37,991	$(424,500)	$(5,839,326)

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

			Period from
			February 20, 2003
	Three Months Ended		(Inception of
	March 31,		Development Stage)
	2007	2006	to Mar 31, 2007
Cash Flows From Financing Activities:
Proceeds for note payable - officer	-	-	32,070
Repayment of officer loan	-	-	(115)
Proceeds from loan - other	-	-	54,396
Repayment of loan proceeds - other	-	-	(105,976)
Proceeds from issuance of convertible debentures	-	-	1,850,000
Proceeds from common stock issuable, net of
offering costs	-	193,920	5,570,702
Proceeds from repayment of subscription receivable	-	32,500	32,500
Repayment of lease payable	-	-	(87)
Net Cash Provided By Financing Activities	-	226,420	7,433,490

Net Increase (Decrease) in Cash	12,373	(272,564)	14,653
Cash at Beginning of Period	2,280	471,339	-
Cash at End of Period	14,653	198,775	14,653

Cash interest paid	$-	$-	$47,750

Supplemental disclosure of non-cash transactions
Asset acquisition paid with convertible note payable	$-	$-	$2,000,000
Conversion of note payable to convertible debenture		-	2,000,000
Conversion of indebtedness to preferred stock	-	-	528,532
Conversion of preferred stock to common stock	-	150	-
Conversion of convertible debentures to common stock	-	-	1,850,000
Conversion of convertible debentures by advances	-	-	342,033
Asset acquisition paid with convertible debenture and stock	-	-	800,000
Asset acquisition paid with stock	-	-	72,000
Common stock issued for subscription receivable	-	125,000	809,500
Transfer of assets and liabilities to affiliate:
Oil and gas properties and equipment, net	-	-	2,074,498
Convertible debenture	-	-	2,000,000
Accrued interest payable	-	-	71,014
Net receivable from transfer of assets and liabilities	-	-	3,484

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Schedule of Changes in Net Assets
(Unaudited)

Three Months Ended
March 31, 2007

Decrease in net assets from operations:
Net operating loss	$(77,251)
Net decrease in net assets from operations	(77,251)

Total decrease in Net Assets	(77,251)

Net Assets:
Beginning of Period	20,979,756
End of period	$20,902,505

See accompanying notes to unaudited financial statements

American Energy Production, Inc. (A Development Stage Company) Schedule of Investments March 31, 2007 (Unaudited)

			Percentage of
		Title of	Class Held on
Portfolio		Securities Held	a Fully Diluted	At March 31, 2007
Company	Industry	By The Company	Basis (2)	Cost	Fair Value
Control Investments - Majority Owned (1)

Production Resources, Inc.	Oil and Gas Production	Common Stock	100%	$ 984,565	$ 4,735,505

Oil America Group, Inc.	Oil and Gas Production	Common Stock	100%	257,000	257,000

Bend Arch Petroleum, Inc.	Oil and Gas Production	Common Stock	100%	4,956,688	16,651,551
Total Control Investments - Majority Owned				$ 6,198,253	$ 21,644,056
Total Investments				6,198,253	21,644,056
Unearned Income				-	-
Total Investments, net of Unearned Income				$ 6,198,253	$ 21,644,056

(1) Majority owned investments are generally defined under the Investment Company Act of 1940 as companies in which we own more than 50% of the voting securities of the company. If we own 100% of a company, it is presented as majority-owned.

(2) All common stock is in private companies, non-income producing and restricted at the relevant period end.

See accompanying notes to unaudited financial statements

American Energy Production, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007
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

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board. On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act. However, as of March 31, 2007, we were still a BDC and as such, the financial statements included in this filing are as a BDC. Going forward, the Company will no longer be a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries.

The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of any such actions could have a significant impact on our ability to continue as a going concern.

2. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net decrease in net assets of $77,251 and net cash used in operations of $25,618 for the three months ended March 31, 2007. Additionally, the Company is also in default on certain notes to banks, is in the development stage with no investment income as a BDC, and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and going forward, generate revenues and cash flow from its business plan as an oil and gas operating company. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding. As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For further information, refer to the audited financial statements and footnotes of the Company for the year ending December 31, 2006 included in the Company’s annual report on Form 10-K.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities. Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at March 31, 2007.

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
Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

4.	INVESTMENTS IN AND ADVANCES TO MAJORITY-OWNED PORTFOLIO COMPANIES

As of March 31, 2007, investments consisted of the following:

	Cost	Fair Value
Investments in Equity Securities	$6,198,253	$21,644,056
Less: Unearned Income	-	-
Total	$6,198,253	$21,644,056

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

As of March 31, 2007, the total investment and advance to majority-owned portfolio company for PRI reflected in the accompanying financial statements is $4,735,505, comprised of $984,565 of historical cost and a cumulative unrealized gain on investments of $3,750,940 that is included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the period from February 20, 2003 (Inception of Development) to March 31, 2007 (see detailed schedule of the investment in and advance to below). The $984,565 of historical cost is net of a $342,033 reduction of the $400,000 convertible debenture discussed above for advances made by the Company on behalf of PRI. The fair value of this investment was determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

As of March 31, 2007, the Company had made $4,956,688 of net advances on behalf of its majority-owned portfolio company, Bend Arch Petroleum, Inc., (“Bend Arch”). As of March 31, 2007, the total investment in and advance to majority-owned portfolio company for Bend Arch reflected in the accompanying financial statements is $16,651,551, comprised of $4,956,688 of historical cost and a cumulative unrealized gain on investments of $11,694,863 that is included as a component of realized and unrealized gain (loss) from investments and Other Income (Expenses) in the Statement of Operations for the period from February 20, 2003 (Inception of Development) to March 31, 2007 (see detailed schedule of the investment in and advance to below). The fair value of this investment was determined in good faith by the Company’s Board of Directors and due to the inherent uncertainty of these valuations, the estimates may differ significantly from the values that would have been used had a ready market for the investments existed and that difference may be material.

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

On November 9, 2004, the Company signed a definitive agreement to purchase all of the outstanding shares of Oil American Group Inc. (“OAG”) in a stock for stock trade. The purchase price was 4,000,000 shares of restricted 144 Company stock and was valued at $72,000, or $0.018 per share, the fair market value on November 9, 2004. In accordance with the rules of a BDC, the $72,000 purchase price for the capital stock of OAG was recorded as an investment in majority-owned portfolio company. Additionally, the Company has made $185,000 of advances to OAG and including the advances, the total of $257,000 has been recorded as investment in and advances to majority-owned portfolio companies in the accompanying balance sheet as of March 31, 2007 (see detailed schedule of the investment in and advance to below.) OAG is now a majority-owned portfolio company of the Company, specializing in oil and gas acquisitions, drilling prospective properties and managing oil and gas partnerships.

As of December 31, 2006, the Company had advanced $3,556 to its majority-owned portfolio company, AMEP Strategic Investments, Inc., (“AMEP Strategic”). During the three month period ending March 31, 2007, AMEP Strategic repaid the Company the $3,556 of advances and the total investment and advance to majority-owned portfolio company for AMEP Strategic is zero as of March 31, 2007 (see detailed schedule of the investment in and advance to below.). Additionally, during the three months ended March 31, 2007, AMEP Strategic advanced $16,435 to the Company and this amount is classified as Advances from majority-owned portfolio companies at March 31, 2007.

In accordance with Rule 12-14 of Regulation S-X, the following information is provided for the Company’s Investments in and Advances to Majority-Owned Portfolio Companies balance as of March 31, 2007:

Investments In and Advances to Majority-Owned Portfolio Companies As of March 31, 2007
	Number of shares -
Name of issuer	principal
And title of	amount of bonds	Amount of		Historical cost
Issue or nature of	notes and other indebtedness	Equity in net profit and loss	Amount of dividends or	Value of each item at close
Indebtedness	at close of period (1)	for the period (2)	interest (3)	of period (4)
Investments in majority- owned portfolio companies:

Production Resources, Inc.	$184,565	$800,000	$-	$984,565
Oil America Group, Inc.	185,000	72,000	-	257,000
Bend Arch Petroleum, Inc.	4,956,688	-	-	4,956,688

Total	$5,326,253	$872,000	$-	$6,198,253

(1) Represents net advances by the Company on behalf of its majority owned portfolio companies.
(2) Represents historical purchase paid by the Company.
(3) No dividends or interest were paid by the majority-owned portfolio companies as of March 31, 2007.
(4) Represents total historical cost without unrealized gain or loss included (aggregate of (1), (2) and (3).)

Advances To - January 1, 2007 to March 31, 2007

	Dec. 31, 2006	Advances	Repayments	Mar. 31, 2007
Production Resources, Inc.	$184,565	$-	$-	$184,565
Oil America Group, Inc.	180,000	5,000	-	185,000
Bend Arch Petroleum, Inc.	4,979,688	18,000	41,000	4,956,688
AMEP Strategic Investments	3,556	-	3,556	-

Total	$6,219,809	$23,000	$44,556	$6,198,253

5. DEBT

Our debt at March 31, 2007 consisted of the following:

Lease Payable	Mar. 31. 2007	Dec. 31. 2006
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of March 31, 2007, the Company has recorded a total of $13,034 in accrued interest for this lease payable in the accompanying Balance Sheet.

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

	Mar. 31	Dec. 31.
Convertible Debentures:	2007	2006
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005 - In Default at March 31, 2007	$ 57,967	$ 57,967
	$ 57,967	$ 57,967

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

As of March 31, 2007, the Company has recorded $128,452 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of March 31, 2007.

6. STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 494,170,082 were issued and outstanding as of March 31, 2007. Additionally, as of March 31, 2007, 75,000 shares were issuable as discussed below.

On December 18, 2003, the Company’s shareholders approved an increase in authorized common shares from 100,000,000 to 500,000,000 and the authorization of 5,000,000 shares of preferred stock, $0.0001 par value per share. Under the terms of the designation, these Series A shares are not entitled to dividends. The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held. There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock. These shares are non-voting, however, the holders, as a class may elect two directors. As of March 31, 2007, 3,500,000 preferred shares were issued and outstanding.

As discussed above, the Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding. As a result, the ability of the Company to raise capital from the sale of common stock is minimal.

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

In December 2005, the Company’s transfer agent determined that 15,000,000 shares that were actually issued to a third party in June 2004 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 15,000,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in December 2005). Accordingly, the Company recorded the fair value amount of $750,000 as a subscription receivable and is still outstanding as of March 31, 2007. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

In January 2006, the Company’s transfer agent determined that an additional 2,500,000 shares that were actually issued to a third party in January 2005 had been erroneously excluded by the transfer agent from the reports provided the Company. Additionally, it was determined that the shares should not have been issued at all as the Company did not give authority to the transfer agent for the issuance of the shares. The transfer agent corrected their report and now show the 2,500,000 shares of common stock issued to the third party at a price of $0.05 per share (the fair market value closing share price in January 2006). Accordingly, the Company recorded the fair value amount of $125,000 as a subscription receivable and is still outstanding as of March 31, 2007. The Company is in discussions with both the third party and the transfer agent as to the settlement of this amount. As of the date of these financial statements, no settlement has been completed.

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

In July 2004, the Company entered into a consulting agreement with a third party for services during a six-month period through December 2004. In consideration of service performed, the Company will pay the consultant $5,000 monthly, comprised of $3,000 in cash and $2,000 in common stock. As of December 31, 2004, $30,000 of consulting fees were due under the agreement but the Company had paid only $18,000 of this amount, leaving a balance due of $12,000, comprised of $12,000 in common stock due. Accordingly, the Company has recorded $12,000 as accounts payable in the accompanying Financial Statements as of March 31, 2007.

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

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable as of March 31, 2007.

The Company and certain of its majority-owned portfolio companies are delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its majority-owned portfolio companies are not in good standing. The Company and its majority-owned portfolio companies are in the process of filing the required reports and may face certain penalties and interest due to the delinquent status of the reports.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s President occurs (see Note 5 - Debt and Note 8 - Related Party Transactions). As of March 31, 2007 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $70,303 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2007. Although the unpaid Federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $330,346 of accounts payable as of March 31, 2007 and almost all of this balance is from the predecessor company, Communicate Now.com, Inc. Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records. However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

We had intended to make an election to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code. Had we so elected, we would have been required to (i) distribute at least 90% of our investment company taxable income and 90% of any ordinary pre-RIC built in gains we recognized between January 1, 2004 and December 31, 2013, less any taxes due on those gains to avoid corporate level taxes on the amount distributed to stockholders (other than any built in gain recognized between January 1, 2004 and December 31, 2013) and (ii) distribute (actually or on a deemed basis) at least 98% of our income (both ordinary income and net capital gains) to avoid an excise tax. We intended to make distributions on a quarterly basis to our stockholders of all of our income, except for certain net capital gains and adjustments for long-term incentive compensation expense. We intended to make deemed distributions to our stockholders of any retained net capital gains. However, as previously discussed, the Company has withdrawn its election to be a BDC, will no longer be subject to the 1940 Act and, will not have the option of being taxed as a regulated investment company under Subchapter M if the Internal Revenue Code.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 15,000,000 shares and an additional unauthorized issuance of 2,500,000 shares, should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of March 31, 2007 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

On March 13, 2007, a Special Meeting of Shareholders (the “Special Meeting”) of the Company was held to authorize the Board of Directors of the Company (the “Board”) to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board, Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters. As a result of the Special Meeting, the Shareholders approved both items and on April 3, 2007, the Company filed a Form N-54C with the SEC to effect the BDC withdrawal. Going forward, the Company intends to pursue a business model whereby it will be an oil and gas operating company with wholly-owned subsidiaries that are currently classified as majority-owned portfolio companies under the current BDC structure.

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

The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding. As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its President. Under the terms of the agreement, the Company would pay a salary of $10,000 per month and $3,500 in equipment rental per month for the use of the Company’s President’s personal pickup truck, car, pulling unit, winch truck, backhoe and water truck used in the field operations. Additionally, the President of the Company has, from time to time, advanced expenses of the Company from his personal funds. At December 31, 2003, the accrued balance owed to the President was $220,455. During the year ended December 31, 2004, the Company accrued $162,000 of expense related to the salary and rental agreement, composed of $120,000 for compensation and $42,000 for equipment rental fee. As of January 1, 2005, the $3,500 per month equipment rental agreement with the President was terminated. During the year ended December 31, 2005, the Company accrued $120,000 for compensation. Additionally, the President advanced $26,270 of funds on behalf of the Company and the Company repaid $355,000 resulting in an accrual balance of $102,725 as of December 31, 2005. During the year ended December 31, 2006, the Company accrued $120,000 for compensation, repaid $137,500 and the President advanced $10,000 of funds on behalf of the Company resulting in an accrual balance of $98,225. During the three months ended March 31, 2007, the Company accrued $30,000 for compensation, reduced the balance $3,000 as a correction of a deposit incorrectly recorded in fiscal 2006 and the President advanced $15,500 of funds on behalf of the Company. As a result, the accrued balance as of March 31, 2007 is $140,725 and is classified as a component of Due To Related Parties in the accompanying Financial Statements.

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

During the three months ended March 31, 2007, the Company advanced directly or indirectly, $23,000 of funds to its majority-owned portfolio companies and was repaid $44,556 (net repayments of $21,556). In total, the Company has advanced $5,784,842 of funds to its majority-owned portfolio companies, which is included in the asset account entitled “Investment in and advances to majority-owned portfolio companies.

During the three months ended March 31, 2007, one of the Company’s majority-owned portfolio companies repaid previous advances in the amount of $3,556 (included in the $44,556 repayments discussed above) resulting in the advance balance being zero as of March 31, 2007. Additionally, the majority-owned portfolio company advanced an additional $16,435 of funds to the Company and this amount has been classified as a liability named advances from majority-owned portfolio companies as of March 31, 2007.
9. FINANCIAL INFORMATION Following is a schedule of financial highlights for the three months ended March 31, 2007:	Three Months
Ended
March 31, 2007
Per Share Data:

Net Asset Value at Beginning of Period (1)	$0.04

Net Decrease in Assets (1)	0.00

Net increase in Stockholders Equity from Income	0.00

Net Asset Value at End of Period	$0.04

Per Share Market Value at End of Period	$0.06
Total Return (2)	-88%
Common Stock Outstanding and Issuable at End of Period	494,245,082

Ratio/Supplemental Data:
Net Assets at End of Period	$20,902,505
Ratio of Operating Expenses to Net Assets	0%
Ratio of Net Operating Loss to Net Assets	0%

(1) Based on Total Shares Outstanding and Issuable
(2) Total return equals the increase of the ending market value over the December 31, 2006 price Of $0.05 per share, divided by the beginning price.

10. UNAUDITED SUPPLEMENTAL INFORMATION
The following represents unaudited pro forma comparisons of the Company’s balance sheet and statement of operations, showing the difference between the BDC presentation and the presentation that will be made going forward after the Company’s election to withdraw being regulated as a BDC.

American Energy Production, Inc.
(A Development Stage Company)
March 31, 2007
Pro-Forma Balance Sheet
(Unaudited)

ASSETS
	As presented	Pro-Forma
	3/31/2007	3/31/2007
Current Assets
Cash	$14,653	$77,919
Accounts receivable	-	1,205
Other current assets	-	118,121
Total Current Assets	14,653	197,245

Property and equipment, net	17,189	4,370,470

Investments:
Investments	-	2,837
Investments in and advances to affiliates - majority-owned	21,644,055	-
Total Investments	21,644,055	2,837

Other Assets
Development programs - related party	-	52,526
Other		39,332
Total Other Assets	-	91,858

Total Assets	21,675,897	4,662,410

LIABILITIES

Current Liabilities
Accounts payable	$330,346	$330,349
Advances from majority-owned portfolio companies	16,435	-
Other current liabilities	-	185
Due to related parties	140,725	681,770
Convertible debentures	57,967	-
Note payable	-	2,018,101
Accrued interest payable	141,486	219,075
Accrued payroll taxes and penalties	70,303	70,303
Lease payable	16,131	16,131
Total Current Liabilities	$773,393	3,335,914

American Energy Production, Inc.
(A Development Stage Company)
March 31, 2007
Pro-Forma Balance Sheet
(Unaudited)

Commitments and Contingencies (Note 7)

Stockholders' Equity
	3/31/2007	Pro-Forma
	Unaudited	3/31/2007
Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 issued and outstanding	$350	$350
Common stock, $0.0001 par value, 500,000,000 shares authorized
494,170,082 shares issued and outstanding	49,417	49,417
Common stock issuable, $0.0001 par value, 75,000 shares	8	8
Additional paid in capital	23,998,250	23,534,053
Accumulated deficit	(9,360,491)	(9,360,491)
Retained earnings during development stage	7,116,972	(11,994,839)
	21,804,505	2,228,496
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Equity	20,902,505	1,326,496

Total Liabilities and Stockholders' Equity	$21,675,898	$4,662,410

American Energy Production, Inc.
(A Development Stage Company)
Pro-Forma Statement of Operations
(Unaudited)

	(As Reported)	(Pro-Forma)
	Period from	Period from
	February 20, 2003	February 20, 2003
	(Inception of	(Inception of
	Development Stage)	Development Stage)
	to Mar. 31, 2007	to Mar. 31, 2007

Revenues
Oil and Gas sales, net	$46,658	$4,298,535
Management fees, net	-	27,870
Royalties, net		4,285
Total Revenues	46,658	4,330,690

Operating Expenses
Compensation	932,596	1,122,237
Consulting	1,277,592	1,277,592
Depletion	3,987	3,987
Depreciation	91,800	180,889
Rent	63,000	95,501
General and administrative	216,700	851,631
Production	143,349	7,359,299
Professional	634,639	656,286
Taxes	-	62,560
Website	322,583	322,583
Total Operating Expenses	3,686,246	11,932,565

Operating Loss	(3,639,588)	(7,601,875)

Other Income (Expense)
Gain on settlement of debt	18,364	18,364
Other income	44,155	347,009
Unrealized gain on investments	15,445,803	-
Interest expense	(4,560,093)	(4,566,668)
Payroll tax penalties	(24,669)	(24,669)
Loss on settlement	(167,000)	(167,000)
Total Other Income (Expense)	10,756,560	(4,392,964)

Net Loss	$7,116,972	$(11,994,839)

Net Loss Per Share - Basic and Diluted	$0.02	$(0.04)

Weighted average Shares	293,438,883	293,438,883

11. SUBSEQUENT EVENTS

On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act. However, as of March 31, 2007, we were still a BDC and as such, the financial statements included in this filing are as a BDC. Going forward, the Company will no longer be a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries. With the filing of the N-54C, effective April 3, 2007, the Company has commenced a new development stage and has not generated any significant revenue to date as an oil and gas operating company. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company will utilize April 1, 2007 as the inception date for the new development stage

On April 26, 2007, the Company filed a Form 8-K disclosing that Salberg & Company, P.A. (“Salberg”) has declined to stand for re-election as the Company’s independent registered public accounting firm with respect to the audit of the Company's financial statements for the year ended December 31, 2007. Salberg informed the Company on April 19, 2007 that it could not continue to satisfy the partner rotation requirement promulgated by the Sarbanes-Oxley Act of 2002. Salberg had served as the Company's independent registered public accounting firm for the financial statements at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. Salberg’s audit reports for such years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except for a modification as to the Company's ability to continue as a going concern. There were no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Salberg would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-B.

The Company's board of directors has authorized the appointment of Shelley International LLC (“Shelley”) to serve as the Company's independent registered public accounting firm for the quarterly review of the balance sheet as of March 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period then ended. During the fiscal years ending December 31, 2006, 2005 and 2004 and prior to the appointment of Shelley, neither the Company, or anyone on its behalf, consulted with Shelley regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

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

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board. On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act. However, as of March 31, 2007, we were still a BDC and as such, the financial statements included in this filing are as a BDC. Going forward, the Company will no longer be a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries.

As reflected in the accompanying financial statements, the Company had a net loss of $77,251 and net cash used in operations of $25,618 for the three months ended March 31, 2007. Additionally, the Company is also in default on certain notes to banks and is in the development stage with no revenues as a BDC. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate revenues as an oil and gas operating company.

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

The Company’s long-term viability as a going concern is dependent on certain key factors, as follows:

•
The Company’s ability to continue to obtain sources of outside financing to support near term operations and to allow the Company to continue to make investments. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding. As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

•
The Company may face certain contingent liabilities as a result of potential actions by the SEC or others against the Company. As of the date of this report, management could not reasonably estimate such contingent liabilities, if any. The outcome of the above matter could have a significant impact on our ability to continue as a going concern.

•
The Company and certain of its majority-owned portfolio companies are delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its majority-owned portfolio companies are not in good standing. The Company and its majority-owned portfolio companies are in the process of filing the required reports and may face certain penalties and interest due to the delinquent status of the reports.

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

The following represents unaudited supplemental information for the three months ended March 31, 2007 for our majority-owned portfolio companies.
Description	Production Resources, Inc.	Bend Arch Petroleum, Inc.	Oil America Group	AMEP Strategic Investments
Revenue	$86,704	$279,467	$-	$-
Operating Expenses	88,309	690,541	4,294	12
Operating Income (Loss)	(1,605)	(411,074)	(4,294)	(12)
Other Income	-	-	-	-
Net Income (Loss)	$(1,605)	$(411,074)	$(4,294)	$(12)

The above unaudited supplemental information does not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations for our majority-owned portfolio companies.

RECENT DEVELOPMENTS

On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act. However, as of March 31, 2007, we were still a BDC and as such, the financial statements included in this filing are as a BDC. Going forward, the Company will no longer be a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries. With the filing of the N-54C, effective April 3, 2007, the Company has commenced a new development stage and has not generated any significant revenue to date as an oil and gas operating company. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company will utilize April 1, 2007 as the inception date for the new development stage

On April 26, 2007, the Company filed a Form 8-K disclosing that Salberg & Company, P.A. (“Salberg”) has declined to stand for re-election as the Company’s independent registered public accounting firm with respect to the audit of the Company's financial statements for the year ended December 31, 2007. Salberg informed the Company on April 19, 2007 that it could not continue to satisfy the partner rotation requirement promulgated by the Sarbanes-Oxley Act of 2002. Salberg had served as the Company's independent registered public accounting firm for the financial statements at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. Salberg’s audit reports for such years did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except for a modification as to the Company's ability to continue as a going concern. There were no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Salberg would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-B.

The Company's board of directors has authorized the appointment of Shelley International LLC (“Shelley”) to serve as the Company's independent registered public accounting firm for the quarterly review of the balance sheet as of March 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period then ended. During the fiscal years ending December 31, 2006, 2005 and 2004 and prior to the appointment of Shelley, neither the Company, or anyone on its behalf, consulted with Shelley regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates include going concern, the valuation of stock based compensation, the allocation of the purchase price to certain oil and gas related assets acquired, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation of our investments, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our annual report on Form 10-Q for the three months ended March 31, 2007. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates.

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

VALUATION OF NON-CASH ISSUANCES OF COMMON STOCK

The Company issued common stock to several parties in non-cash transactions from February 20, 2003 (Inception of Development) to March 31, 2007. For the majority of these issuances, valuation was determined based upon the stock closing price on the date of grant.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value. Based on our impairment analysis of property and equipment, no impairment charge has been recorded for the three months ended March 31, 2007.

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

On June 15, 2004, the Company assigned $2,074,498, or 100% of its oil and gas properties securing a $2,000,000 convertible debenture to a majority owned portfolio company.

RESULTS OF OPERATIONS

Three Months ended March 31, 2007 compared to March 31, 2006.

	Three Months Ended
	March 31,
	2007	2006
Investment Income

Oil sales, net	$-	$-

Investment income - portfolio investments
Interest	-	-
Dividends	-	-
Total Investment Income	-	-

Operating Expenses
Compensation	30,000	30,000
Consulting	3,260	-
Depletion	-	-
Depreciation	1,946	1,946
Equipment rental	-	-
General and administrative	13,674	16,837
Production	-	-
Professional	24,417	24,466
Website	-	-
Total Operating Expenses	73,297	73,249

Net Investment Loss	(73,297)	(73,249)

Other Income (Expense)
Gain on settlement of debt	-	-
Other income	-	20,000
Unrealized gain on investments
Interest expense	(2,453)	(2,050)
Payroll tax expense and penalties	(1,501)	(1,501)
Loss on settlement	-	-
Total Other Income (Expense)	(3,954)	16,449

Net Increase in Net Assets	$(77,251)	$(56,800)

Three Months Ended March 31, 2007 compared to March 31, 2006

Investment Income:

There was no investment income for the three months ended March 31, 2007 or 2006, respectively.

Operating Expenses:

Operating expenses increased $48, or less than 1%, to $73,297 for 2007 from $73,249 for 2006. The increase was primarily the result of a $3,260 increase in consulting offset by a $3,163 decrease in general and administrative. The increase in consulting was primarily for financial advising services by a third party.

Other Income (Expense):

Other income (expense) decreased $20,403 of income, or 124% to $3,954 of expense for 2007 from $16,449 of income for 2006. The decrease was primarily from a $20,000 decrease in other income from 2006 with no comparable amount for 2007.

Liquidity and Capital Resources

Cash and cash equivalents were $14,653 at March 31, 2007 as compared to $2,280 at December 31, 2006, and working capital deficit was $758,740 at March 31, 2007 as compared to a working capital deficit of $704,991 at December 31, 2006. The increase in cash was primarily from $37,991 of net repayments and advances from the Company’s majority-owned portfolio companies, offset by $25,618 of cash used in operations. The increase in the working capital deficit was primarily from a $42,500 increase in due to related parties and $16,435 of advances from the Company’s majority-owned portfolio companies.

Operating Activities

Cash used in operating activities was $25,618 for the three months ended March 31, 2007 compared to cash used of $74,484 for the three months ended March 31, 2006. The decrease in cash used in operations for 2007 was primarily from an increase in the due to related parties balance in 2007 as compared to 2006.

Investing Activities

Cash provided by investing activities was $37,991 for the three months ended March 31, 2007 compared to cash used of $424,500 for the three months ended March 31, 2006. The decrease in cash used resulted from a $401,500 decrease in advances to majority-owned portfolio companies, offset by $16,435 of advances from and $44,556 of repayments from majority-owned portfolio companies.

Financing Activities

There was no cash financing activities for 2007 compared to $226,420 of cash provided for the three months ended March 31, 2006. In 2006, the company had $193,920 of cash of net proceeds from the issuance of common stock and $32,500 of cash proceeds from the repayment of a subscription receivable.

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

The following summarizes our debt obligations at March 31, 2007:

DEBT

Our debt consisted of the following:
	Mar. 31,	Dec. 31,
Lease Payable	2007	2006
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at June 30, 2006, the balance of principal was $16,131. The amount is personally guaranteed by a former officer/director and a current officer/director of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds. As of March 31, 2007, the Company has recorded a total of $13,034 in accrued interest for this lease payable in the accompanying Financial Statements.

In November 2003, an agreement was reached with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs. The president of the Company transferred these shares on September 15, 2003. As of March 31, 2007, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

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

	Mar. 31,	Dec. 31,
Convertible Debentures:	2007	2006
$400,000 Convertible Debentures, dated June 15, 2004, bearing interest at 8% per annum and due on December 1, 2005 - in default at March 31, 2007.	$57,967	$57,967
	$57,967	$57,967

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

Effective June 15, 2004, the Company issued a $400,000 convertible debenture to PRI in accordance with the acquisition agreement between PRI and the Company. The terms of the convertible debenture includes an interest rate of 8% per annum and convertible at any time at the option of the holder or the Company into common shares of the Company at a price equal to fifty percent (50%) of the closing bid price of the common stock on the date written notice is received by the Company of the election to convert and is due December 1, 2005. An agreement was reached whereby $342,033 of advances made by the Company to PRI during 2005, were used to reduce the convertible debenture balance to $57,967 as of March 31, 2007. The Company anticipates that an agreement will be structured whereby additional advances made by the Company will be utilized to eliminate the remaining balance. However, no agreement has been reached as of the date of these Financial Statements and the $57,967 balance is in default as the due date was December 1, 2005.

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

As of March 31, 2007, the Company has recorded $128,452 of accrued interest for the convertible debentures outstanding. As discussed previously, several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock. However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued balance for these converted debentures is included in the accrued interest balance as of March 31, 2007.

Equity Financing

For the three months ended March 31, 2007 and 2006, the Company received zero and $193,920 of proceeds, net of offering costs, from the issuance of common stock, respectively.

Liquidity

To continue with our business plan, we will require additional working capital as we have not been generating sufficient cash from operations as a BDC to fund our operating activities through the end of fiscal 2006. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and going forward, generate revenues and cash flow from its business plan as an oil and gas operating company. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding. As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of March 31, 2007, our contractual obligations and commitments by type and period:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable	$16,131	$16,131	$-	$-	$-
Convertible Debentures	57,967	57,967	-	-	-
Accrued Interest Payable	141,486	141,486	-	-	-

Total Debt	$215,584	$215,584	$-	$-	$-

2007 OUTLOOK

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and going forward, generate revenues and cash flow from its business plan as an oil and gas operating company. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding. As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company. The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Going forward, as an oil and gas operating company, the Company is highly dependent on the success of its wholly-owned subsidiaries. There is no assurance that additional equity or debt financing will be available on terms acceptable to Management or that the Company’s wholly-owned subsidiaries will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest from 8% to a default 18% per annum rate as the result of being in default of certain debt as of March 31, 2007. There is a risk that additional debt may be declared in default in the future and the higher default rate of 18% may have a negative affect on our operations.

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

The Company and certain of its majority-owned portfolio companies are delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its majority-owned portfolio companies are not in good standing. The Company and its majority-owned portfolio companies are in the process of filing the required reports and may face certain penalties and interest due to the delinquent status of the reports.

In November 2003, an agreement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s president and previous sole director. As of March 31, 2007 the transaction has not been finalized as the lessor has not agreed to the settlement. However, the 100,000 shares were transferred to the lessor in September 2003. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $70,303 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2007. Although the unpaid Federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $330,346 of accounts payable as of March 31, 2007 and almost all of this balance is from the predecessor company, Communicate Now.com, Inc. Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records. However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

Item 1A. Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussions in “Risk Factors, “ “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Financial Statements” in our Form 10-K for December 31, 2006 and in this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Preferred Stock:

None

Retirement of Preferred Stock

None

Issuances of Common Stock:

None

Common Stock Issuable:

As of March 31, 2007, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of the offering conducted pursuant to Regulation S in 2003. The investor had paid for the full subscription, and as such, no amounts are due to the Company.

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
20.1
Form N-54C - Notification of withdrawal of election to be subject to sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to section 54(c) of the Investment Company Act of 1940 - Incorporated by Reference.

22.1	Schedule 14A - Definitive Proxy Statement filed February 8, 2007 - Incorporated by Reference.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC. (Registrant)

Date: May 10, 2007	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer