Form 10-Q
period 2007-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2007-08-14
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer [ ]                                                      Accelerated filer [ ]                                           Non-Accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]                              No [X]

As of August 1, 2007, there were approximately 494,170,082 shares of common stock, $0.001 par value, issued and outstanding.

American Energy Production, Inc.
Form 10-Q Index
June 30, 2007

PART I
FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

American Energy Production, Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30, 2007	December 31, 2006

Current Assets
Cash	$90,437	$88,155
Accounts receivable	1,205	1,327
Due from related parties	79,353	88,229
Other current assets	7,816	11,695
Total Current Assets	178,811	189,406

Property and equipment, net	5,127,633	5,365,189

Other Assets
Development programs - related party	97,071	78,626
Other	192,229	328,398
Total Other Assets	289,300	407,023

Total Assets	5,595,743	5,961,619

LIABILITIES

Current Liabilities
Accounts payable	$373,021	$327,191
Other current liabilities	167,843	167,939
Due to related parties	1,259,880	191,732
Notes payable	2,022,600	2,043,177
Accrued interest payable	701,641	616,622
Accrued payroll taxes and penalties	72,402	72,576
Lease payable	16,131	16,131
Total Current Liabilities	4,613,517	3,435,368

Asset Retirement Obligations	549,417	533,449

Total Liabilities	$5,162,934	$3,968,817

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc.
Consolidated Balance Sheets (Continued)
(Unaudited)

Commitments and Contingencies (Note 8)

Stockholders' Equity

	June 30, 2007	December 31, 2006

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 494,170,082 shares	49,417	49,417
Common stock issuable, $0.0001 par value, 75,000 shares	8	8
Additional paid in capital	23,927,250	23,927,250
Accumulated deficit	(22,642,214)	(21,082,222)
	1,334,810	2,894,802
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Equity	432,810	1,992,802

Total Liabilities and Stockholders' Equity	$5,595,743	$5,961,619

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Oil sales, net	$328,041	$356,232	$694,612	$818,907
Total Revenue	328,041	356,232	694,612	818,907

Operating Expenses
Compensation	37,764	30,000	88,486	60,000
Consulting	-	186,817	3,260	146,190
Depreciation, depletion and accretion	381,561	379,543	383,507	381,489
Rent	9,505	3,362	16,167	5,603
General and administrative	118,498	95,014	200,547	140,491
Production	689,159	786,396	1,343,070	1,528,888
Professional	86,228	93,228	110,645	119,470
Taxes	10,843	55,258	37,654	124,270
Total Operating Expenses	1,333,559	1,629,617	2,183,337	2,506,400

Operating Loss	(1,005,518)	(1,273,385)	(1,488,725)	(1,687,494)

Other Income (Expense)
Other income	16,753	229,908	16,753	209,908
Interest expense	(82,566)	(42,163)	(85,019)	(84,212)
Payroll tax expense and penalties	(1,501)	(1,501)	(3,002)	(3,002)
Total Other Income (Expense)	(67,314)	186,244	(71,267)	122,694

Net Loss	$(1,072,832)	$(1,087,141)	$(1,559,992)	$(1,564,800)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average Shares Outstanding	494,245,082	483,873,137	494,245,082	483,873,137

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,559,992)	$(1,564,800)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation expense	329,414	329,414
Depletion expense	41,966	40,478
Accretion expense	12,127	11,597
Changes in operating assets and liabilities:
Accounts receivable	122	18,367
Other current assets	3,879	12,427
Other assets	136,169	(81,009)
Accounts payable	45,830	(7,215)
Other current liabilities	(96)	31,814
Due from related party	8,876	123,998
Due to related party	1,068,148	(56,715)
Accrued interest payable	85,019	84,212
Accrued payroll taxes payable	(175)	3,002
Net Cash Provided By (Used In) Operating Activities	171,287	(1,054,430)

Cash Flows From Investing Activities:
Investment in oil and gas properties	(129,983)	(366,136)
Payments for development programs - related party	(18,445)	(19,986)
Net Cash Used In Investing Activities	$(148,428)	$(386,122)

Cash Flows From Financing Activities:
Proceeds from notes payable	-	26,817
Proceeds from common stock issuable, net of
offering costs of $86,660	-	2,335,245
Proceeds from repayment of subscription receivable	-	32,500
Repayment of notes payable	(20,577)	-
Net Cash Provided By (Used In) Financing Activities	(20,577)	2,394,562

Net Increase in Cash	2,282	954,010
Cash at Beginning of Period	88,155	526,132
Cash at End of Period	90,437	1,480,142

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash interest paid	$-	$-

Supplemental disclosure of non-cash transactions
Capitalized asset retirement obligation	$3,841	$14,038
Conversion of preferred stock to common stock	-	150
Common stock issued for subscription receivable	-	250

See accompanying notes to unaudited consolidated financial statements

1.           HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”) is a publicly traded oil and gas company that is engaged primarily in the acquiring, developing, producing, exploring and selling of oil and natural gas. The Company traditionally has acquired oil and gas companies that have the potential for increased oil and natural gas production utilizing new technologies, well workovers and fracture stimulation systems. Additionally, the Company has expanded its scope of business to include the drilling of new wells with its own equipment through its wholly-owned subsidiary companies.

The Company’s wholly-owned subsidiaries are primarily involved in three areas of oil and gas operations.

1. Leasing programs.

2. Production acquisitions

3. Drilling and producing with proven and emerging technologies.

The Company believes that for the foreseeable future, the world will be highly dependent on oil and natural gas. Currently, alternative fuels are far more expensive than fossil fuels and because of the politically unstable conditions of many of the energy producing regions of the world.  As a result, the Company believes that oil and natural gas will remain a key yet volatile component of the world energy future and furthermore, with the ever increasing world demand for energy, the domestic production of oil and gas will play an even greater role in America’s future then it already has to date.

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

In May 2006, the SEC Staff issued a comment letter to the Company (the “Comment Letter”) raising a number of questions relating to the Company’s BDC operations. In response to the Comment Letter, the Company undertook a review of its compliance with the 1940 Act and subsequently determined that it was not in compliance with several important provisions of the 1940 Act. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the Board determined that continuation as a BDC was not in the best interests of the Company and its shareholders

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board.  On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act.  The Company is no longer a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company will utilize April 1, 2007 as the inception date for the new development stage

At a meeting held on May 16, 2007, the Board of Directors reviewed the Company’s current business and financial performance, the recent trading range of its Common Stock and inability to obtain additional capital from the investment community with 494,170,082 shares of Common Stock issued and outstanding and 500,000,000 shares of Common Stock authorized. As a result, the Board determined that a reverse stock split was desirable and in the best interest of the Company.  On July 5, 2007, the Company filed a Definitive 14A Proxy Statement with the SEC giving notice of a special shareholders meeting to be held on August 17, 2007 for the purpose of approving a one-for-twenty five reverse stock split.

2.  GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,559,992 for the six months ended June 30, 2007. Additionally, the Company is also in default on certain notes to banks, has a negative working capital balance of $4,434,706 at June 30, 2007 and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding.  As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Except as discussed below under BDC Conversion and disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Form December 31, 2006 10-K (“2006 10-K”) filed with the SEC.  However, the 10-K was not on a consolidated basis due to the Company’s BDC reporting status and the June 30, 2007 10-Q is on a consolidated basis as the Company is no longer a reporting BDC.  As discussed under BDC Conversion below, the December 31, 2006 amounts disclosed in this 10-Q have been retrospectively applied to be comparable with the June 30, 2007 amounts.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The Company's wholly-owned subsidiary companies have a concentration in the oil and gas business in the State of Texas, USA.

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, our management must make estimates based on future events which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from these estimates.  .

Principles of Consolidation

The accompanying consolidated financial statements as of June 30, 2007 include the general accounts of American Energy and its wholly-owned subsidiaries Bend Arch Petroleum, Inc., Production Resources, Inc., Oil America Group, Inc. and AMEP Strategic Investments, Inc.  All significant intercompany transactions, accounts and balances have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Oil and Gas Properties

The Company uses the successful efforts method of accounting for its oil and gas properties.   Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized.   Costs to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.   Gains and losses arising from sales of properties are included in income.   Unproved properties are assessed periodically for possible impairment.

Property and Equipment

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method.  Vehicles are depreciated over their estimated useful life of three years, using the straight line method.  Maintenance, repairs and minor replacements are charged to operations in the year incurred.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.   Based upon the Company’s evaluation, no impairment was determined for the six months ended June 30, 2007.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities.  Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at June 30, 2007.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, and recognizes compensation expense for all stock-based payments based on the grant-date fair value.

The Company accounts for stock options or warrants issued to non-employees for goods or services in accordance with the fair value method of SFAS 123(R) and Emerging Issues Task Force 96-18, Accounting for Equity Instruments that Are issued to Other Than Employees For Acquiring in Conjunction with Selling Goods or Services.   Under this method, the Company records an expense equal to the fair value of the options or warrants issued.  The fair value is computed using an options pricing model.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash, trade receivable and other receivables for which the carrying amounts approximate fair value.  At certain times during the period, our demand deposits held in banks exceeded the federally insured limit of $100,000.  The Company has not experienced any losses related to these deposits.

Income Taxes

Income taxes are accounted for under the asset and liability method of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss per Common Share

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods.

Recent Accounting Developments

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109. FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the entity determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company’s results of operations and financial position.

BDC Conversion

As a result of the Company’s conversion from a BDC company to an oil and gas operating company, the change in accounting is considered a change in accounting principle. As a result, in accordance with Statement of Financial Accounting Standard 154, "Accounting for Changes and Error Corrections," which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the Company’s financial statements are presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to the BDC method of accounting.  The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a “regular” corporation under Subchapter C of the Internal Revenue Code.

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

4.	PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	Dec. 31, 2006
Oil and gas properties, successful efforts method	$4,106,400	$4,381,342
Other property and equipment	1,527,947	1,397,964
Total	5,634,347	5,779,306
Less: Accumulated depreciation and depletion	506,714	(414,117)
Property and equipment, net	$5,127,633	$5,365,189

5.     DEBT

Our debt at June 30, 2007 consisted of the following:

Lease Payable	June 30, 2007	Dec. 31, 2006

$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131.  The amount is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds.  As of June 30, 2007, the Company has recorded a total of $14,444 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s president and director occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.  As of September 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 7 – Commitments and Contingencies and Note 8 – Related Party Transactions).

As of June 30, 2007, the Company has recorded $129,608 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of June 30, 2007.

Notes Payable	June 30, 2007	Dec. 31, 2006

$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on July 25, 2007	$2,000,000	$2,000,000

On June 15, 2004, Bend Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a $2,000,000 promissory note accruing interest at 8% with Proco Operating Co., Inc., a company controlled by the brother of the Company’s Chief Executive Officer (See Note 9 – Related Party Transactions and Note 10 – Operator Agreement) with a maturity date of July 25, 2007.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004. The Note replaced a $2,000,000 convertible debenture dated January 5, 2004.

The terms of the Note include (i) the payment of interest at a rate of eight percent (8%) per annum (ii) principal and interest due and payable on July 25, 2007 (iii) no prepayment penalty (iv) payment made in excess of sixty (60) days after the due date of July 25, 2007 is a default of the Note and Bend Arch will forfeit all ownership of the related leases and wells and relinquish operations on the lease and wells to Proco, and (v) upon a default of the Note, Bend Arch will vacate the leases with no rights of ownership and execute the necessary documents to transfer the leases and wells to Proco or its assigns. (See Note 11 – Subsequent Events).

As of June 30, 2007, the Company has accrued $577,589 of accrued interest on the Promissory Note and is included as a component of Accrued Interest payable in the accompanying financial statements.

Other Notes Payable	June 30, 2007	Dec. 31, 2006

Vehicle Note – Production Resources, Inc.	$5,876	$23,642
Vehicle Note – Bend Arch Petroleum, Inc.	16,724	19,535
	$22,600	$43,177

6.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the period from January 1, 1, 2006 to June 30, 2007:

Asset retirement obligations at beginning of period	$533,449
Revision to estimate and additions	12,127
Liabilities settled during the period	-
Accretion of discount	3,449
Asset retirement obligations at end of period	$549,417

7.     STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 494,170,082 were issued and outstanding as of June 30, 2007.  Additionally, as of June 30, 2007, 75,000 shares were issuable as discussed below.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of June 30, 2007.  All of the preferred stock is held by the Chief Executive Officer of the Company. Under the terms of the designation, these Series A shares are not entitled to dividends.  The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held.  There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock.  These shares are non-voting, however, the holders, as a class may elect two directors.

There were no changes in the common stock or preferred stock outstanding balances for the six months ended June 30, 2007.

Common Stock Issuable:

As of December 31, 2005, 75,000 shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of an offering in fiscal 2003.  The investor had paid for the full subscription, and as such, no amounts are due to the Company.

8.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable and accrued expenses as of June 30, 2007.

As of June 30, 2007, the Company and certain of its wholly-owned subsidiaries are delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries are not in good standing.  Subsequent to June 30, 2007, the Company and its wholly-owned subsidiaries have filed the required reports and may face certain penalties and interest due to the delinquent status of the reports (See Note 11 – Subsequent Events).

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 100,000 shares personally held by the Company’s Chief Executive Officer occurs (see Note 5 – Debt and Note 8 – Related Party Transactions).  As of March 31, 2007 the transaction has not been finalized as the lessor has not agreed to the settlement.  However, the 100,000 shares were transferred to the lessor in September 2003.  The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $72,402 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2007.  Although the unpaid Federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $373,021 of accounts payable as of June 30, 2007 and the majority of this balance is from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records.  However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 15,000,000 shares and an additional unauthorized issuance of 2,500,000 shares, should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of June 30, 2007 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

9.     RELATED PARTY TRANSACTIONS

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2006, the Company owed the Chief Executive Officer $98,225 for unpaid amounts under the agreement.  During the six months ended June 30, 2007, the Company accrued but did not pay $60,000 for compensation, reduced the balance $3,000 as a correction of a deposit incorrectly recorded in fiscal 2006, increased the balance $10,000 as a correction for advances made by the Chief Executive Officer previously and the Chief Executive Officer advanced $95,200 of funds on behalf of the Company.  As a result, the accrued balance as of June 30, 2007 is $260,425 and is classified as a component of Due To Related Parties in the accompanying financial statements.

The Chief Executive Officer of the Company is owed $504,203 for advances and unpaid equipment rental charges made on behalf of Bend Arch Petroleum, Inc. (“Bend Arch”), the Company’s wholly-owed subsidiary.  As of December 31, 2006, Bend Arch owed the Chief Executive Officer $81,222 for previous advances and equipment rental charges at $3,500 per month.  During the six months ended June 30, 2007, the Chief Executive Officer advanced $511,732 of funds to Bend Arch, the Company recorded $27,000 for equipment rental charges (including a $6,000 correction) and repaid $115,500 to the Chief Executive Officer resulting in the $504,203 balance at June 30, 2007 classified as a component of Due to Related Parties in the accompanying financial statements.

At June 30, 2007, the net  amount due to the operator of the Company’s oil and gas production activities was $480,466 and is classified as a component of Due to Related Parties in the accompanying financial statements.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer (See Note 10 – Operating Agreement).

At June 30, 2007, Production Resources, Inc. (“PRI”), a wholly-owned subsidiary of the Company owes $14,785 to the President of PRI and this amount is classified as a component of Due to related parties in the accompanying financial statements.

10.     OPERATING AGREEMENT

On November 1, 2003, the Company entered into an operating agreement for its oil and gas production activities with Proco, a company controlled by the brother of the Company’s Chief Executive Officer (See Note 9 – Related Party Transactions).

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

11.     SUBSEQUENT EVENTS

Effective July 25, 2007, Bent Arch executed a Modification and Extension Agreement (the “Agreement”) in relation to a $2,000,000 Promissory Note (Note”) that became due and payable on the same date. (See Note 5 – Debt).

The Agreement modifies the terms of the Note as follows:

•The maturity date of the Note is extended to September 25, 2007.
•Bend Arch covenants that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of Proco.

In July and August 2007, the Company filed all past due franchise tax reports with the State of Texas and the State of Delaware.  As a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future (See Note 8 – Commitments and Contingencies).

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

OVERVIEW

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our”)  is a publicly traded oil and gas company that is engaged primarily in the acquiring, developing, producing, exploring and selling of oil and natural gas. The Company traditionally has acquired oil and gas companies that have the potential for increased oil and natural gas production utilizing new technologies, well workovers and fracture stimulation systems.  We have expanded our scope of business to include the drilling of new wells with its own equipment through our wholly-owned subsidiary companies.

Our subsidiaries are primarily involved in three areas of oil and gas operations.

1. Leasing Programs.

2. Production Acquisitions

3. Drilling and Producing with Proven and Emerging Technologies.

We believe that for the foreseeable future, the world will be highly dependent on oil and natural gas. Currently, alternative fuels are far more expensive than fossil fuels and because of the politically unstable conditions of many of the energy producing regions of the world.  We believe that oil and natural gas will remain a key yet volatile component of the world energy future and furthermore, that with the ever increasing world demand for energy, the domestic production of oil and gas will play an even greater role in America’s future then it already has to date.

As reflected in the accompanying financial statements, the Company has a net loss of $1,559,992 for the six months ended June 30, 2007. Additionally, the Company is also in default on certain notes to banks, has a negative working capital balance of $4,434,706 at June 30, 2007 and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding.  As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

•
The Company and certain of its wholly-owned subsidiaries are delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries are not in good standing.  The Company and its wholly-owned subsidiaries are in the process of filing the required reports and may face certain penalties and interest due to the delinquent status of the reports.

RECENT DEVELOPMENTS

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

The Company's board of directors has authorized the appointment of Shelley International LLC (“Shelley”) to serve as the Company's independent registered public accounting firm for fiscal 2007 reporting including the unaudited quarterly reviews for March 31, 2007, June 30, 2007, September 30, 2007 and the audited financial statements for the year ended December 31, 2007.  During the fiscal years ending December 31, 2006, 2005 and 2004 and prior to the appointment of Shelley, neither the Company, or anyone on its behalf, consulted with Shelley regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

At a meeting held on May 16, 2007, the Board of Directors reviewed the Company’s current business and financial performance, the recent trading range of its Common Stock and inability to obtain additional capital from the investment community with 494,170,082 shares of Common Stock issued and outstanding and 500,000,000 shares of Common Stock authorized. As a result, the Board determined that a reverse stock split was desirable and in the best interest of the Company.  On July 5, 2007, the Company filed a Definitive 14A Proxy Statement with the SEC giving notice of a special shareholders meeting to be held on August 17, 2007 for the purpose of approving a one-for-twenty five reverse stock split.

Effective July 25, 2007, Bent Arch executed a Modification and Extension Agreement (the “Agreement”) in relation to a $2,000,000 Promissory Note (Note”) that became due and payable on the same date.

The Agreement modifies the terms of the Note as follows:

•The maturity date of the Note is extended to September 25, 2007.
•Bend Arch covenants that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of the lender.

In July and August 2007, the Company filed all past due franchise tax reports with the State of Texas and the State of Delaware.  As a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based upon this definition, our most critical estimates include going concern, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.  For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our June 30, 2007 quarterly report on Form 10-Q.  Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates.

GOING CONCERN

The independent registered public accounting firms’ reports to our financial statements at December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, net cash used in operations, stockholders’ (deficiency) equity, working capital deficiency, being in default on certain notes payable to banks and being in the development stage raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

BDC CONVERSION

As a result of the Company’s conversion from a BDC company to an oil and gas operating company, the change in accounting is considered a change in accounting principle. As a result, in accordance with Statement of Financial Accounting Standard 154, "Accounting for Changes and Error Corrections," which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the Company’s financial statements are presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to the BDC method of accounting.  The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a “regular” corporation under Subchapter C of the Internal Revenue Code.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.  If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value.  Based on our impairment analysis of property and equipment, no impairment charge has been recorded for the six months ended June 30, 2007.

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

OIL AND GAS PROPERTIES

The Company uses the successful efforts method of accounting for its oil and gas properties.   Costs incurred by the Company related to the acquisition of oil and gas properties and the cost of drilling successful wells are capitalized.   Costs to maintain wells and related equipment and lease and well operating costs are charged to expense as incurred.   Gains and losses arising from sales of properties are included in income.   Unproved properties are assessed periodically for possible impairment.

PROPERTY AND EQUIPMENT

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method.  Vehicles are depreciated over their estimated useful life of three years, using the straight line method.  Maintenance, repairs and minor replacements are charged to operations in the year incurred.

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discount. Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

RESULTS OF OPERATIONS

Six and Three Months ended June 30, 2007 compared to Six and Three Months Ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Oil sales, net	$328,041	$356,232	$694,612	$818,907
Total Revenue

Operating Expenses
Compensation	37,764	30,000	88,486	60,000
Consulting	-	186,817	3,260	146,190
Depreciation, depletion and accretion	381,561	379,543	383,507	381,489
Rent	9,505	3,362	16,167	5,603
General and administrative	118,498	95,014	200,547	140,491
Production	689,159	786,396	1,343,070	1,528,888
Professional	86,228	93,228	110,645	119,470
Taxes	10,843	55,258	37,654	124,270
Total Operating Expenses	1,333,559	1,629,617	2,183,337	2,506,400

Operating Loss	(1,005,518)	(1,273,385)	(1,488,725)	(1,687,494)

Other Income (Expense)
Other income	16,753	229,908	16,753	209,908
Interest expense	(82,566)	(42,163)	(85,019)	(84,212)
Payroll tax expense and penalties	(1,501)	(1,501)	(3,002)	(3,002)
Total Other Income (Expense)	(67,314)	186,244	(71,267)	122,694

Net Loss	$(1,072,832)	$(1,087,141)	$(1,559,992)	$(1,564,800)

Six Months Ended June 30, 2007 compared to June 30, 2006

Revenues:

Revenues decreased $124,295 or 15%, to $694,612 for 2007 from $818,907 for 2006.  The decrease was due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Operating Expenses:

Operating expenses decreased $323,064, or 13%, to $2,183,337 for 2007 from $2,506,400 for 2006.  The decrease was primarily the result of a $142,930 decrease in consulting expense and a $185,818 decrease in production expense.   The decrease in consulting was primarily for a financial advisory consulting agreement in 2006 with no comparable amount in 2007.  The decrease in production expense was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Other Income (Expense):

Other income (expense) increased $193,961 of expense, or 158% to $71,267 of expense for 2007 from $122,694 of income for 2006.  The increase in expense was primarily from $193,154 decrease in other income from 2006 related to a $189,908 one time gain for Bend Arch.

Three Months Ended June 30, 2007 compared to June 30, 2006

Revenues:

Revenues decreased $28,191 or 8%, to $328,041 for 2007 from $356,232 for 2006.  The decrease was due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Operating Expenses:

Operating expenses decreased $296,058, or 18%, to $1,333,559 for 2007 from $1,629,617 for 2006.  The decrease was primarily the result of a $186,817 decrease in consulting expense and a $97,237 decrease in production expense. The decrease in consulting was primarily for a financial advisory consulting agreement in 2006 with no comparable amount in 2007.  The decrease in production expense was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Other Income (Expense):

Other income (expense) increased $253,558 of expense, or 136% to $67,314 of expense for 2007 from $186,244 of income for 2006.  The increase in expense was primarily from a $213,154 decrease in other income from 2006 related to a $189,908 one time gain for Bend Arch.

Liquidity and Capital Resources

Cash and cash equivalents were $90,437 at June 30, 2007 as compared to $88,155 at December 31, 2006, and working capital deficit was $4,434,706 at June 30, 2007 as compared to a working capital deficit of $3,245,962 at December 31, 2006.  The increase in the working capital deficit was primarily from a $1,068,148  increase in due to related parties.

Operating Activities

Cash provided by operating activities was $171,287 for the six months ended June 30, 2007 compared to cash used of $1,054,430 for the six months ended June 30, 2006.  The decrease in cash used in operations from 2006 to 2007 was primarily from an increase in the due to related parties and accrued interest payable balances in 2007 as compared to 2006.

Investing Activities

Cash used in investing activities was $148,428 for the six months ended June 30, 2007 compared to cash used of $386,122 for the six months ended June 30, 2006.  The decrease in cash used resulted primarily from a decrease in the investment in oil and gas properties due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash
Financing Activities

Cash used in financing activities was $20,577 for the six months ended June 30, 2007 compared to $2,394,562 of cash provided for the six months ended June 30, 2006.  In 2006, the Company had $2,335,245 of net cash proceeds from the issuance of common stock and $32,500 of cash proceeds from the repayment of a subscription receivable.

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

Debt:

The following summarizes our debt obligations at June 30, 2007:

Our debt consisted of the following:

Lease Payable	June 30, 2007	Dec. 31, 2006

$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131.  The amount is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds.  As of June 30, 2007, the Company has recorded a total of $14,444 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 100,000 shares of the Company’s common stock personally held by the Company’s Chief Executive Officer occurs.  The president of the Company transferred these shares on September 15, 2003.  As of September 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 7 – Commitments and Contingencies and Note 8 – Related Party Transactions).

As of June 30, 2007, the Company has recorded $129,608 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of June 30, 2007.

Notes Payable	June 30, 2007	Dec. 31, 2006

$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on July 25, 2007	$2,000,000	$2,000,000

On June 15, 2004, Bend Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a $2,000,000 promissory note accruing interest at 8% with Proco Operating Co., Inc., a company controlled by the brother of the Company’s President (See Note 9 – Related Party Transactions and Note 10 – Operator Agreement) with a maturity date of July 25, 2007.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004. The Note replaced a $2,000,000 convertible debenture dated January 5, 2004.

The terms of the Note include (i) the payment of interest at a rate of eight percent (8%) per annum (ii) principal and interest due and payable on July 25, 2007 (iii) no prepayment penalty (iv) payment made in excess of sixty (60) days after the due date of July 25, 2007 is a default of the Note and Bend Arch will forfeit all ownership of the related leases and wells and relinquish operations on the lease and wells to Proco, and (v) upon a default of the Note, Bend Arch will vacate the leases with no rights of ownership and execute the necessary documents to transfer the leases and wells to Proco or its assigns.

As of June 30, 2007, the Company has accrued $577,589 of accrued interest on the Promissory Note and is included as a component of Accrued Interest payable in the accompanying financial statements.

Other Notes Payable	June 30, 2007	Dec. 31, 2006

Vehicle Note – Production Resources, Inc.	$5,876	$23,642
Vehicle Note – Bend Arch Petroleum, Inc.	16,724	19,535
	$22,600	$43,177

Equity Financing

For the six months ended June 30, 2007 and 2006, the Company received zero and $2,335,245 of proceeds, net of offering costs, from the issuance of common stock, respectively.

Liquidity

To continue with our business plan, we will require additional working capital as we have not been generating sufficient cash from operations to fund our operating activities through the end of fiscal 2007.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate revenues and cash flow from its business plan as an oil and gas operating company. The Company is authorized to issue 500,000,000 shares of its $0.0001 par value common stock and as of the date of this report, there are 494,074,082 shares outstanding.  As a result, the ability of the Company to raise capital from the sale of common stock is minimal and is a serious impediment to the Company’s ability to provide liquidity during the time frame that the Company is commencing its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Contractual Obligations and Commercial Commitments

The following table highlights, as of June 30, 2007, our contractual obligations and commitments by type and period:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable	$16,131	$16,131	$-	$-	$-
Notes Payable	2,022,600	2,022,600	-	-	-
Accrued Interest Payable	701,641	701,641	-	-	-

Total Debt	$2,740,372	$2,740,372	$-	$-	$-

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest from 8% to a default 18% per annum rate as the result of being in default of certain debt as of June 30, 2007. There is a risk that additional debt may be declared in default in the future and the higher default rate of 18% may have a negative affect on our operations.

We have accrued payroll taxes and penalties related to prior operations and are estimating and accruing penalties and interest.  However, there is a risk that the actual penalties and interest to be paid, if any, could be significantly higher and have a negative affect on our operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)
At the end of the period covered by the report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on that evaluation, our Chief Executive Officer, Chief Financial Officer has concluded that our current disclosure controls and procedures are effective to allow timely decisions regarding required disclosure of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Act of 1934.  On May 25, 2006, the Company received a letter of inquiry from the SEC related to, among other things, the Company’s disclosure controls and procedures.  In that letter, the SEC noted the Company’s repeated requests for extensions of time to file its required reports.  Subsequently, the Company has conducted a review of its disclosure controls and procedures designed to ensure that all future filings and submissions to the SEC are consistent with the requirements of federal securities laws and are not otherwise misleading.  The review resulted in the implementation of additional controls to ensure that future filings are complete, accurate and made on a timely basis.  The Company has engaged corporate and BDC counsel to assist the Company in its discussions with the SEC and with the filing process.  Additionally, the Company has engaged an accounting consultant to ensure that its financial records are maintained and recorded in a timely manner.  Finally, the Company has identified and appointed – subject to shareholder election – new members to the Board of Directors, such that the Company’s management has significant experience relating to its primary business.  The implementation of these additional controls and procedures allowed the Company’s Chief Executive Officer and Chief Financial Officer to conclude that the current disclosure controls and procedures are effective, as required.

(b)
There have been no changes in the Company’s internal controls over financial disclosure and reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonable likely to affect, the company’s internal control over financial reporting.

PART II  - Other Information

Item 1.  Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable or accrued expenses as of June 30, 2007.

The Company and certain of its majority-owned portfolio companies are delinquent in the filing of certain franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its majority-owned portfolio companies are not in good standing.  The Company and its majority-owned portfolio companies are in the process of filing the required reports and may face certain penalties and interest due to the delinquent status of the reports.  In July and August 2007, the Company filed all past due franchise tax reports with the State of Texas and the State of Delaware.  As a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future.

The Company has included $72,402 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of June 30, 2007.  Although the unpaid Federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $373,021 of accounts payable as of June 30, 2007 and the majority of this balance is from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records.  However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of matters to a Vote of Securities Holders

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board.

At a meeting held on May 16, 2007, the Board of Directors reviewed the Company’s current business and financial performance, the recent trading range of its Common Stock and inability to obtain additional capital from the investment community with 494,170,082 shares of Common Stock issued and outstanding and 500,000,000 shares of Common Stock authorized. As a result, the Board determined that a reverse stock split was desirable and in the best interest of the Company.  On July 5, 2007, the Company filed a Definitive 14A Proxy Statement with the SEC giving notice of a special shareholders meeting to be held on August 17, 2007 for the purpose of approving a one-for-twenty five reverse stock split.

Item 5. Other Information

None

Item 6.  Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description of Exhibit
20.1
Form N-54C – Notification of withdrawal of election to be subject to sections 55 through 65 of the Investment Company Act of 1940 filed pursuant to section 54(c) of the Investment Company Act of 1940 - Incorporated by Reference.

22.1	Schedule 14A - Definitive Proxy Statement filed February 8, 2007 – Incorporated by Reference.
22.1	Schedule 14A - Definitive Proxy Statement filed July 5, 2007 – Incorporated by Reference.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer