Form 10-Q
period 2007-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2007-11-14
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes [ ]                              No [X]

As of November 1, 2007, there were approximately 19,766,840 shares of common stock, $0.001 par value, issued and outstanding.

American Energy Production, Inc.
Form 10-Q Index
September 30, 2007

PART I
FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)
American Energy Production, Inc.
Consolidated Balance Sheets
(Unaudited)

ASSETS

	9/30/2007	12/31/2006

Current Assets
Cash	$114,944	$106,902
Accounts receivable	9,275	1,327
Due from related parties	79,353	88,229
Other current assets	316	4,196
Total Current Assets	203,888	200,654

Property and equipment, net	4,953,918	5,167,793

Other Assets
Development programs - related party	88,890	78,626
Other	169,588	126,733
Total Other Assets	258,479	205,358

Total Assets	5,416,285	5,573,805

LIABILITIES

Current Liabilities
Accounts payable	$371,809	$327,191
Other current liabilities	170,854	165,303
Due to related parties	1,585,305	181,732
Note payable	2,043,366	2,059,902
Accrued interest payable	744,650	616,622
Accrued payroll taxes and penalties	77,198	72,576
Lease payable	16,131	16,131
Total Current Liabilities	5,009,313	3,439,458

Asset Retirement Obligations	538,919	517,526

Total Liabilities	$5,548,232	$3,956,984

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc.
Consolidated Balance Sheets (Continued)
(Unaudited)

Commitments and Contingencies (Note 7)

Stockholders' Equity (Deficit)

	9/30/2007	12/31/2006

Convertible preferred stock, Series A, $0.001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.001 par value,
500,000,000 shares authorized, 19,766,840 shares	1,977	1,977
Common stock issuable, $0.001 par value, 3,000 shares	0	0
Additional paid in capital	23,978,714	23,978,714
Accumulated deficit	(23,210,988)	(21,462,220)
	770,053	2,518,821
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Equity (Deficit)	(131,947)	1,616,821

Total Liabilities and Stockholders' Equity (Deficit)	$5,416,285	$5,573,805

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Oil sales, net	$361,456	$368,293	$1,056,068	$1,199,988
Total Revenues

Operating Expenses
Compensation	49,942	30,000	138,429	90,000
Consulting	-	-	3,260	146,190
Depreciation, depletion and accretion	(5,552)	71,649	377,956	453,137
Rent	7,734	3,362	23,901	8,965
General and administrative	91,028	74,899	291,575	217,066
Production	324,490	1,012,115	1,667,559	2,540,315
Professional	26,235	79,647	136,880	199,117
Taxes	11,846	53,352	49,499	177,623
Total Operating Expenses	505,723	1,325,025	2,689,059	3,832,412

Operating Loss	(144,267)	(956,731)	(1,632,991)	(2,632,424)

Other Income (Expense)
Other income	-	-	16,753	209,908
Interest expense	(43,009)	(42,277)	(128,028)	(126,489)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)
Total Other Income (Expense)	(44,510)	(43,778)	(115,778)	78,915

Net Loss	$(188,777)	$(1,000,509)	$(1,748,769)	$(2,553,509)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.05)	$(0.09)	$(0.13)

Weighted average Shares Outstanding	19,769,840	19,357,925	19,769,840	19,357,925

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(1,748,769)	$(2,553,509)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation expense	298,221	3,914
Depletion expense	62,340	60,717
Accretion expense	17,395	16,017
Changes in operating assets and liabilities:
Accounts receivable	(7,948)	18,367
Other current assets	3,880	19,927
Other assets	(42,856)	(143,566)
Accounts payable	44,617	(5,672)
Other current liabilities	5,551	86,496
Due from related party	8,876	182,240
Due to related party	1,403,573	(87,215)
Accrued interest payable	128,028	126,489
Accrued payroll taxes payable	4,621	4,503
Net Cash Provided By (Used In) Operating Activities	177,530	(2,271,291)

Cash Flows From Investing Activities:
Investment in oil and gas properties	(142,688)	(239,951)
Payments for development programs - related party	(10,265)	(32,075)
Net Cash Used In Investing Activities	$(152,953)	$(272,026)

Cash Flows From Financing Activities:
Proceeds from note payable	-	13,638
Proceeds from common stock issuable, net of
offering costs of $86,660 and $0	-	2,335,245
Proceeds from repayment of subscription receivable	-	32,500
Repayment of note payable	(16,535)	-
Net Cash Provided By (Used In) Financing Activities	(16,535)	2,381,383

Net Increase in Cash	8,042	(161,934)
Cash at Beginning of Period	106,902	526,132
Cash at End of Period	114,944	364,198

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc.
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash interest paid	$-	$-

Supplemental disclosure of non-cash transactions
Capitalized asset retirement obligation	$3,841	$14,038
Conversion of preferred stock to common stock	-	150
Common stock issued for subscription receivable	-	250

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
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

In May 2006, the SEC Staff issued a comment letter to the Company (the “Comment Letter”) raising a number of questions relating to the Company’s BDC operations. In response to the Comment Letter, the Company undertook a review of its compliance with the 1940 Act and subsequently determined that it was not in compliance with several important provisions of the 1940 Act. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the Board determined that continuation as a BDC was not in the best interests of the Company and its shareholders

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board.  On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act.  The Company is no longer a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company will utilize April 1, 2007 as the inception date for the new development stage
At a meeting held on May 16, 2007, the Board of Directors reviewed the Company’s current business and financial performance, the recent trading range of its Common Stock and inability to obtain additional capital from the investment community with 494,170,082 shares of Common Stock issued and outstanding and 500,000,000 shares of Common Stock authorized. As a result, the Board determined that a reverse stock split was desirable and in the best interest of the Company.  On July 5, 2007, the Company filed a Definitive 14A Proxy Statement with the SEC giving notice of a special shareholders meeting to be held on August 17, 2007 for the purpose of approving a one-for-twenty five reverse stock split.  On September 14, 2007, the Company announced that all of the required steps had been completed for the one-for-twenty five reverse stock split of its common stock. In connection with the reverse stock split, the Company was assigned a new stock symbol. The Company's shares were previously quoted on the OTC Bulletin Board under the stock symbol AMEP and are now reported on the OTC Bulletin Board under the new stock symbol AENP. The new stock symbol and the reverse stock split were effective at the beginning of trading on September 14, 2007.

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)

2.  GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,748,769 for the nine months ended September 30, 2007. Additionally, the Company is also in default on certain notes to banks, has a negative working capital balance of $4,805,425, a stockholders’ deficit of $131,947 at September 30, 2007 and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Management believes that as a result of the one-for-twenty five reverse stock split recently approved by the shareholders of the Company, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Concentration

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Except as discussed below under BDC Conversion and disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Company's Form December 31, 2006 10-K (“2006 10-K”) filed with the SEC.  However, the 10-K was not on a consolidated basis due to the Company’s BDC reporting status and the September 30, 2007 10-Q is on a consolidated basis as the Company is no longer a reporting BDC.  As discussed under BDC Conversion below, the December 31, 2006 amounts disclosed in this form 10-Q have been retrospectively applied to be comparable with the September 30, 2007 amounts.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2007 include the general accounts of American Energy and its wholly-owned subsidiaries Bend Arch Petroleum, Inc., Production Resources, Inc., Oil America Group, Inc. and AMEP Strategic Investments, Inc.  All significant intercompany transactions, accounts and balances have been eliminated.

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)

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

Property and Equipment

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method.  Vehicles and field equipment are depreciated over their estimated useful life of three years and five years, respectively, using the straight line method.  Maintenance, repairs and minor replacements are charged to operations in the year incurred.

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

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.   Based upon the Company’s evaluation, no impairment was determined for the nine months ended September 30, 2007.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of accounts receivable, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities.  Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at September 30, 2007.

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)

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

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)

Reclassifications

Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentation.

4.	PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at September 30, 2007:

Oil and gas properties, successful efforts method	$4,273,545
Other property and equipment	1,518,847
Total	5,792,392
Less: Accumulated depreciation and depletion	838,474
Property and equipment, net	$4,953,918

5.     DEBT

Our debt at September 30, 2007 consisted of the following:

Lease Payable

	Sept. 30. 2007	Dec. 31. 2006
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131.  The amount is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds.  As of September 30, 2007, the Company has recorded a total of $15,955 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s president and director occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.  As of September 30, 2007, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 7 – Commitments and Contingencies and Note 8 – Related Party Transactions).

As of September 30, 2007, the Company has recorded $130,777 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of September 30, 2007.

Notes Payable

	Sept. 30	Dec. 31.
	2007	2006
$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on July 25, 2007	$2,000,000	$2,000,000

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

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)

The terms of the Note included (i) the payment of interest at a rate of eight percent (8%) per annum (ii) principal and interest due and payable on July 25, 2007 (iii) no prepayment penalty (iv) payment made in excess of sixty (60) days after the due date of July 25, 2007 is a default of the Note and Bend Arch will forfeit all ownership of the related leases and wells and relinquish operations on the lease and wells to Proco, and (v) upon a default of the Note, Bend Arch will vacate the leases with no rights of ownership and execute the necessary documents to transfer the leases and wells to Proco or its assigns.

Effective July 25, 2007, Bent Arch executed a Modification and Extension Agreement (the “First Extension”) in relation to the Note that became due and payable on the same date.

The First Extension modifies the terms of the Note as follows:

•	The maturity date of the Note was extended to September 25, 2007.

•
Bend Arch covenants that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of Proco.

Effective September 25, 2007, Bent Arch executed a Second Modification and Extension Agreement (the “Second Extension”) in relation to the Note that became due and payable on the same date. The Second Extension modifies the terms of the Note as follows:

•	The maturity date of the Note was extended to March 31, 2008.

As of September 30, 2007, the Company has accrued $597,918 of accrued interest on the Promissory Note and is included as a component of Accrued Interest payable in the accompanying financial statements.

Other Notes Payable

	Sept. 30.	Dec. 31.
	2007	2006
Vehicle Note – Production Resources, Inc.	$27,967	$40,367
Vehicle Note – Bend Arch Petroleum, Inc.	15,399	19,535
	43,366	59,902

6.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the period from January 1, 1, 2006 to September 30, 2007:

Asset retirement obligations at beginning of period	$517,526
Revision to estimate and additions	3,841
Other adjustments	157
Liabilities settled during the period	-
Accretion of discount	17,395
Asset retirement obligations at end of period	$538,919

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)
7.     STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 19,766,840 were issued and outstanding as of September 30, 2007.  Additionally, as of September 30, 2007, 3,000 shares were issuable as discussed below.

Effective September 14, 2007, the Company announced that all of the required steps had been completed for a one-for-twenty five reverse stock split of its common stock. In connection with the reverse stock split, the shares outstanding prior to the reverse split were 494,170,082 and after the stock split there are 19,766,840, giving effect to rounding adjustments.  In accordance with FAS 128, all share and per share amounts have been retroactively adjusted to the beginning of the period to reflect the amendment to our Articles of Incorporation for the reverse stock split.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of September 30, 2007.  All of the preferred stock is held by the Chief Executive Officer of the Company. Under the terms of the designation, these Series A shares are not entitled to dividends.  The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held.  There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock.  These shares are non-voting, however, the holders, as a class may elect two directors.

There were no changes in the common stock, common stock issuable or preferred stock outstanding balances for the nine months ended September 30, 2007, except for the one-for-twenty five reverse stock split discussed previously.

Common Stock Issuable:

As of September 30, 2007 and since December 31, 2005, 3,000 shares (75,000 shares adjusted for the one-for-twenty five reverse stock split) remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of an offering in fiscal 2003.  The investor had paid for the full subscription, and as such, no amounts are due to the Company.

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

Prior to September 30, 2007, the Company and certain of its wholly-owned subsidiaries were delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries were not in good standing.  During the three months ended September 30, 2007, the Company and its wholly-owned subsidiaries have filed the required reports and as a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future.  However, the Company may face certain penalties and interest due to the delinquent status of the reports before they were filed.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) personally held by the Company’s Chief Executive Officer occurs (see Note 5 – Debt and Note 8 – Related Party Transactions).  As of September 30, 2007 the transaction has not been finalized as the lessor has not agreed to the settlement.  However, the shares were transferred to the lessor in September 2003.  The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)

The Company has included $77,198 of unpaid federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2007.  Although the unpaid federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $371,809 of accounts payable as of September 30, 2007 and the majority of this balance is from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records.  However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of September 30, 2007 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2006, the Company owed the Chief Executive Officer $98,225 for unpaid amounts under the agreement.  During the nine months ended September 30, 2007, the Company accrued but did not pay $90,000 for compensation, reduced the balance $3,000 as a correction of a deposit incorrectly recorded in fiscal 2006, increased the balance $10,000 as a correction for advances made by the Chief Executive Officer previously and the Chief Executive Officer advanced $125,200 of funds on behalf of the Company.  As a result, the accrued balance as of September 30, 2007 is $310,425 and is classified as a component of Due To Related Parties in the accompanying financial statements.

Additionally, as of September 30, 2007, the Chief Executive Officer of the Company is owed $720,403 for advances and unpaid equipment rental charges made on behalf of Bend Arch Petroleum, Inc. (“Bend Arch”), the Company’s wholly-owed subsidiary.  As of December 31, 2006, Bend Arch owed the Chief Executive Officer $81,222 for previous advances and equipment rental charges at $4,500 per month.  During the nine months ended September 30, 2007, the Chief Executive Officer advanced $725,181 of funds to Bend Arch, the Company recorded $40,500 for equipment rental charges (including a $6,000 correction) and repaid $126,500 to the Chief Executive Officer resulting in the $720,403 balance at September 30, 2007 classified as a component of Due to Related Parties in the accompanying financial statements.

At September 30, 2007, the net amount due to the operator of the Company’s oil and gas production activities was $552,192 and is classified as a component of Due to Related Parties in the accompanying financial statements.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer (See Note 10 – Operating Agreement).

At September 30, 2007, Production Resources, Inc. (“PRI”), a wholly-owned subsidiary of the Company owes $2,285 to the President of PRI and this amount is classified as a component of Due to Related Parties in the accompanying financial statements.

American Energy Production, Inc.
Notes to Financial Statements
September 30, 2007
(Unaudited)

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

11.     SUBSEQUENT EVENTS

Effective October 24, 2007, Larry P. Horner resigned his position as a director of the Company due to time constraints as a result of a new full time employment position with another company. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

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

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,748,769 for the nine months ended September 30, 2007. Additionally, the Company is also in default on certain notes to banks, has a negative working capital balance of $4,805,425, a stockholders’ deficit of $131,947 at September 30, 2007 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT DEVELOPMENTS

At a meeting held on May 16, 2007, the Board of Directors reviewed the Company’s current business and financial performance, the recent trading range of its Common Stock and inability to obtain additional capital from the investment community with 494,170,082 shares of Common Stock issued and outstanding and 500,000,000 shares of Common Stock authorized. As a result, the Board determined that a reverse stock split was desirable and in the best interest of the Company.  On July 5, 2007, the Company filed a Definitive 14A Proxy Statement with the SEC giving notice of a special shareholders meeting to be held on August 17, 2007 for the purpose of approving a one-for-twenty five reverse stock split.  On September 14, 2007, the Company announced that all of the required steps had been completed for the one-for-twenty five reverse stock split of its common stock. In connection with the reverse stock split, the Company was assigned a new stock symbol. The Company's shares were previously quoted on the OTC Bulletin Board under the stock symbol AMEP and are now reported on the OTC Bulletin Board under the new stock symbol AENP. The new stock symbol and the reverse stock split were effective at the beginning of trading on September 14, 2007.

On June 15, 2004, Bend Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a $2,000,000 promissory note accruing interest at 8% with Proco Operating Co., Inc., a company controlled by the brother of the Company’s Chief Executive Officer with a maturity date of July 25, 2007.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004. The Note replaced a $2,000,000 convertible debenture dated January 5, 2004.

The terms of the Note included (i) the payment of interest at a rate of eight percent (8%) per annum (ii) principal and interest due and payable on July 25, 2007 (iii) no prepayment penalty (iv) payment made in excess of sixty (60) days after the due date of July 25, 2007 is a default of the Note and Bend Arch will forfeit all ownership of the related leases and wells and relinquish operations on the lease and wells to Proco, and (v) upon a default of the Note, Bend Arch will vacate the leases with no rights of ownership and execute the necessary documents to transfer the leases and wells to Proco or its assigns.

Effective July 25, 2007, Bent Arch executed a Modification and Extension Agreement (the “First Extension”) in relation to the Note that became due and payable on the same date.

The First Extension modifies the terms of the Note as follows:

•	The maturity date of the Note was extended to September 25, 2007.
•
Bend Arch covenants that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of Proco.

Effective September 25, 2007, Bent Arch executed a Second Modification and Extension Agreement (the “Second Extension”) in relation to the Note that became due and payable on the same date. The Second Extension modifies the terms of the Note as follows:

•	The maturity date of the Note was extended to March 31, 2008.

Effective October 24, 2007, Larry P. Horner resigned his position as a director of the Company due to time constraints as a result of a new full time employment position with another company. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based upon this definition, our most critical estimates include going concern, depreciable and depletable useful lives of property and equipment, the evaluation of whether our assets are impaired, the valuation allowance for deferred tax assets and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.  For additional information see Note 3 “Summary of Significant Accounting Policies” in the notes to our unaudited financial statements contained in our September 30, 2007 quarterly report on Form 10-Q.  Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.  If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value.  Based on our impairment analysis of property and equipment, no impairment charge has been recorded for the nine months ended September 30, 2007.

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

PROPERTY AND EQUIPMENT

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method.  Vehicles and field equipment are depreciated over their estimated useful life of three years and five years, respectively, using the straight line method.  Maintenance, repairs and minor replacements are charged to operations in the year incurred.

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

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 2007 compared to Three and Nine Months Ended September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Oil sales, net	$361,456	$368,293	$1,056,068	$1,199,988
Total Revenues

Operating Expenses
Compensation	49,942	30,000	138,429	90,000
Consulting	-	-	3,260	146,190
Depreciation, depletion and accretion	(5,552)	71,649	377,956	453,137
Rent	7,734	3,362	23,901	8,965
General and administrative	91,028	74,899	291,575	217,066
Production	324,490	1,012,115	1,667,559	2,540,315
Professional	26,235	79,647	136,880	199,117
Taxes	11,846	53,352	49,499	177,623
Total Operating Expenses	505,723	1,325,025	2,689,059	3,832,412

Operating Loss	(144,267)	(956,731)	(1,632,991)	(2,632,424)

Other Income (Expense)
Other income	-	-	16,753	209,908
Interest expense	(43,009)	(42,277)	(128,028)	(126,489)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)
Total Other Income (Expense)	(44,510)	(43,778)	(115,778)	78,915

Net Loss	$(188,777)	$(1,000,509)	$(1,748,769)	$(2,553,509)

Nine Months Ended September 30, 2007 compared to September 30, 2006

Revenues:

Revenues decreased $143,920 or 12%, to $1,056,068 for 2007 from $1,199,988 for 2006.  The decrease was due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Operating Expenses:

Operating expenses decreased $1,143,353, or 30%, to $2,689,059 for 2007 from $3,832,412 for 2006.  The decrease was primarily the result of an $872,756 decrease in production, a $142,930 decrease in consulting and a $128,124 decrease in taxes. The decrease in consulting was primarily for a financial advisory consulting agreement in 2006 with no comparable amount in 2007.  The decrease in production expense and taxes was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Other Income (Expense):

Other income (expense) increased $194,653 of expense, or 247% to $115,778 of expense for 2007 from $78,915 of income for 2006.  In 2006, the Company’s wholly-owned subsidiary Bend Arch Petroleum, Inc. had other income of $189,908 with no comparable amount for 2007.

Three Months Ended September 30, 2007 compared to September 30, 2006

Revenues:

Revenues decreased $6,837 or 2%, to $361,456 for 2007 from $368,293 for 2006.  The decrease was due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Operating Expenses:

Operating expenses increased $819,302, or 62%, to $505,723 for 2007 from $1,325,025 2006.  The decrease was primarily the result of a $687,626 decrease in production, a $77,201 decrease in consulting and a $41,507 decrease in taxes. The decrease in consulting was primarily for a financial advisory consulting agreement in 2006 with no comparable amount in 2007.  The decrease in production expense and taxes was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Other Income (Expense):

Other income (expense) increased $732 of expense, or 2% to $44,510 of expense for 2007 from $43,778 of expense for 2006.  The increase was for interest expense.

Liquidity and Capital Resources

Cash and cash equivalents were $114,944 at September 30, 2007 as compared to $106,902 at December 31, 2006, and working capital deficit was $4,805,425 at September 30, 2007 as compared to a working capital deficit of $3,238,804 at December 31, 2006.  The increase in the working capital deficit was primarily from a $1,403,573 increase in due to related parties and $128,028 increase in accrued interest payable.

Operating Activities

Cash provided by operating activities was $177,530 for the nine months ended September 30, 2007 compared to cash used of $2,271,291 for the nine months ended September 30, 2006.  The decrease in cash used in operations from 2006 to 2007 was primarily from an increase in the due to related parties and accrued interest payable balances in 2007 as compared to 2006.

Investing Activities

Cash used in investing activities was $152,953 for the nine months ended September 30, 2007 compared to cash used of $272,026 for the nine months ended September 30, 2006.  The decrease in cash used resulted primarily from a decrease in the investment in oil and gas properties due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash

Financing Activities

Cash used in financing activities was $16,535 for the nine months ended September 30, 2007 compared to $2,381,383 of cash provided for the nine months ended September 30, 2006.  In 2006, the Company had $2,335,245 of net cash proceeds from the issuance of common stock and $32,500 of cash proceeds from the repayment of a subscription receivable with no comparable amount for 2007.

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

Debt:

The following summarizes our debt obligations at September 30, 2007:

Our debt consisted of the following:

Lease Payable

	Sept. 30.	Dec. 31.
	2007	2006
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238 and at March 31, 2006, the balance of principal was $16,131.  The amount is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company. The lease was secured by all leased equipment and perfected by a financing statement; however, the Company liquidated the equipment and paid the office space lessor the $4,000 proceeds.  As of June 30, 2007, the Company has recorded a total of $15,955 in accrued interest for this lease payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive Officer occurs.  The president of the Company transferred these shares on September 15, 2003.  As of September 30, 2006, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

As of September 30, 2007, the Company has recorded $130,777 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders have elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion has not included accrued interest and although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of September 30, 2007.

Notes Payable

	Sept. 30	Dec. 31.
	2007	2006
$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on July 25, 2007	$2,000,000	$2,000,000

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

Effective July 25, 2007, Bent Arch executed a Modification and Extension Agreement (the “First Extension”) in relation to the Note that became due and payable on the same date.

The First Extension modifies the terms of the Note as follows:

•	The maturity date of the Note was extended to September 25, 2007.
•
Bend Arch covenants that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of Proco.

Effective September 25, 2007, Bent Arch executed a Second Modification and Extension Agreement (the “Second Extension”) in relation to the Note that became due and payable on the same date. The Second Extension modifies the terms of the Note as follows:

•	The maturity date of the Note was extended to March 31, 2008.

As of September 30, 2007, the Company has accrued $597,918 of accrued interest on the Promissory Note and is included as a component of Accrued Interest payable in the accompanying financial statements.

Other Notes Payable

	Sept. 30.	Dec. 31.
	2007	2006
Vehicle Note – Production Resources, Inc.	$27,967	$40,367
Vehicle Note – Bend Arch Petroleum, Inc.	15,399	19,535
	43,366	59,902

Equity Financing

For the nine months ended September 30, 2007 and 2006, the Company received zero and $2,335,245 of proceeds, net of offering costs, from the issuance of common stock, respectively.

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

Management believes that as a result of the one-for-twenty five reverse stock split recently approved by the shareholders of the Company, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The following table highlights, as of September 30, 2007, our contractual obligations and commitments by type and period:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable	$16,131	$16,131	$-	$-	$-
Notes Payable	2,043,366	2,043,366	-	-	-
Accrued Interest Payable	744,650	744,650	-	-	-

Total Debt	$2,804,147	$2,804,147	$-	$-	$-

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to changes in interest rates. Our debt is at fixed rates of interest from 8% to a default 18% per annum rate as the result of being in default of certain debt as of September 30, 2007. There is a risk that additional debt may be declared in default in the future and the higher default rate of 18% may have a negative affect on our operations.

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
her Information

Item 1.  Legal Proceedings

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable or accrued expenses as of September 30, 2007.

Prior to September 30, 2007, the Company and certain of its wholly-owned subsidiaries were delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries were not in good standing.  During the three months ended September 30, 2007, the Company and its wholly-owned subsidiaries have filed the required reports and as a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future.  However, the Company may face certain penalties and interest due to the delinquent status of the reports before they were filed.

The Company has included $77,198 of unpaid Federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of September 30, 2007.  Although the unpaid Federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $371,809 of accounts payable as of September 30, 2007 and the majority of this balance is from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records.  However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

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

At a meeting held on May 16, 2007, the Board of Directors reviewed the Company’s current business and financial performance, the recent trading range of its Common Stock and inability to obtain additional capital from the investment community with 494,170,082 shares of Common Stock issued and outstanding and 500,000,000 shares of Common Stock authorized. As a result, the Board determined that a reverse stock split was desirable and in the best interest of the Company.  On July 5, 2007, the Company filed a Definitive 14A Proxy Statement with the SEC giving notice of a special shareholders meeting to be held on August 17, 2007 for the purpose of approving a one-for-twenty five reverse stock split.  On September 14, 2007, the Company announced that all of the required steps had been completed for the one-for-twenty five reverse stock split of its common stock. In connection with the reverse stock split, the Company was assigned a new stock symbol. The Company's shares were previously quoted on the OTC Bulletin Board under the stock symbol AMEP and are now reported on the OTC Bulletin Board under the new stock symbol AENP. The new stock symbol and the reverse stock split were effective at the beginning of trading on September 14, 2007.

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

AMERICAN ENERGY PRODUCTION, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer