Form 10KSB
period 2007-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2008-03-31
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549
__________

FORM 10-KSB
__________
(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _____________________

Commission File Number 0-50436

American Energy Production, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	74-2945581
(State or Other Jurisdiction of	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

6073 Hwy 281 South, Mineral Wells, TX	76067
(Address of Principal Executive Offices)	(Zip Code)

(210)-410-8158
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value Per Share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [X]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

State Issuer’s revenues for its most recent fiscal year.   $1,581,661

As of March 15, 2008, the aggregate market value of our common stock, $0.001 par value, held by non-affiliates was approximately $7,181,809, based on 19,410,295 non-affiliate shares outstanding at $0.37 per share, which was the last reported sales price of the Company’s common stock on the Pink Sheets for such date).  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 15, 2008, there were 19,767,055 shares of our common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]    No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains statements that plan for or anticipate the future, including without limitation statements under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”  These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are “forward-looking”.

Because we are a “penny stock”, you cannot rely on the Private Securities Litigation Reform Act of 1995. Forward-looking information may be included in this Annual Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”).  You can identify these forward-looking statements by the use of words such as “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words.  Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  These risks and uncertainties include, without limitation, those described under “RISK FACTORS” in Item 1 of this Annual Report and those detailed from time to time in our filings with the SEC.

We have based the forward-looking statements relating to our operations on management’s current expectations, estimates, and projections about us and the industry in which we operate.  These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include:

•	Changes in general economic and business conditions affecting us;
•	Changes in the assumptions used in making forward-looking statements;
•	Legal or policy developments that diminish our appeal;
•	Changes in our business strategies;
•	Our limited operating history;
•	The degree and nature of our competition;
•	Our ability to employ and retain qualified employees; and
•
The other factors referenced in this Annual Report, including without limitation, under the captions “Description of Business,” “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.”

These risks are not exhaustive. Other sections of this Annual Report include additional factors which could adversely impact our business and financial performance.  Moreover, we operate in a competitive and changing environment.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or to the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, we caution you not to place undue reliance on forward-looking statements as a prediction of actual results.  All forward-looking statements are made only as of the date of this Annual Report.  Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

PART I

Item 1.	Description of Business

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our” “its”) is a publicly traded oil and gas company that is engaged primarily in the acquiring, developing, producing, exploring and selling of oil and natural gas. The Company traditionally has acquired oil and gas companies that have the potential for increased oil and natural gas production utilizing new technologies, well workovers and fracture stimulation systems. Additionally, the Company has expanded its scope of business to include the drilling of new wells with its own equipment through its wholly-owned subsidiary companies.   The Company website is www.americanenergyproduction.com.

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

History of Company Development

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

In May 2006, the SEC Staff issued a comment letter to the Company (the “Comment Letter”) raising a number of questions relating to the Company’s BDC operations. In response to the Comment Letter, the Company undertook a review of its compliance with the 1940 Act and subsequently determined that it was not in compliance with several important provisions of the 1940 Act. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the Board determined that continuation as a BDC was not in the best interests of the Company and its shareholders.

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board.  On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act.  The Company is no longer a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company will utilize April 1, 2007 as the inception date for the new development stage.

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

On March 20, 2008, the Company submitted an offer of settlement to the SEC staff, pursuant to which it would consent, without admitting or denying the findings, to the entry of an order by the SEC instituting public administrative and cease-and-desist proceedings and imposing sanctions (the “Order”).

In summary, the Order finds that since electing to be regulated as a business development company (“BDC”) in January 2004, the Company has, among other things, issued senior securities without the required asset coverage, issued warrants without approval of its shareholders, issued prohibited non-voting stock, issued securities for services, failed to make and keep required records, and failed to establish a majority of non-interested directors on its board of directors. As a result, the Company violated certain provisions of the Investment Act of 1940 (the “1940 Act”). In addition, the Company failed to obtain a fidelity bond and implement a compliance program as required under the 1940 Act. Finally, the Company failed to comply with certain provisions for exemption from registration under the 1933 Act as related to Rule 609 of Regulation E because it did not file required offering status reports in connection with a securities offering commenced in January 2004.

In determining the Order, the SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff. The Order would require:

•
The Company cease and desist from committing or causing any violations and any future violations of the 1940 Act. The 1940 Act is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

•
The Regulation E exemption of the Company is permanently suspended. Regulation E is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

The Company has reached an agreement in principle with the staff of the SEC regarding its offer of settlement, subject to approval by the Commission. Although the ultimate outcome of the settlement negotiations cannot be predicted with certainty, under the settlement as currently proposed, the Company would not incur any fines or other penalties, and no action would be taken against any individuals.

Our Strategy

Management believes that:

•	Natural gas is an environmentally friendly fuel that will be increasingly valued in the United States;
•	There are a number of natural gas and/or oil and development projects that we are pursuing which will require significant capitalization to complete, explore and develop;
•	We have the ability to assemble the technical and commercial and resources needed to pursue these potential projects; and
•	Our successful development of one or more large potential natural gas or oil projects will create substantial shareholder value.

The principal elements of our strategy to maximize shareholder value are:

Generate growth through drilling.  We expect to generate long-term reserve and production growth predominantly through our drilling activities.  We anticipate the substantial majority of our future capital expenditures will be directed toward the drilling of wells, although we expect to continue to acquire additional leasehold interests.  Initially, we anticipate reserve growth will be our primary focus with a more balanced reserve and production growth profile as we continue to execute our growth strategy.

Manage costs by maximizing operational control.  We seek to exert control over our exploration, exploitation and development activities.  As the operator of our projects, we have greater control over the amount and timing of the expenditures associated with those activities.  As we manage our growth, we are focused on reducing lease operating expenses, general and administrative costs, and finding and development costs on a per mcfe basis.  As of December 31, 2007, we operated 100% of our wells, although we may not be able to be operator of all our future projects.

Pursue complementary leasehold interest and property acquisitions.  We intend to attempt to supplement our drilling strategy with complementary leasehold interest and property acquisitions.

Current Natural Gas and Oil Projects

We are in the process of building our portfolio of exploration and exploitation projects targeting both oil and natural gas.  We believe that there is potential for commercial development in areas where historical drilling attempts resulted in indications of oil and gas but ultimate development was not pursued, and we intend to continue to focus our activities in areas having this profile.  We believe that the application of advanced drilling, completion and stimulation technologies combined with a strong commodity pricing environment could make development of our project areas economically viable.

Through Production Resources, Inc. (“PRI”), our wholly owned subsidiary, we own leases covering approximately 1,600 gross acres of land in Medina County, Texas. The leases have 175 gross wells drilled to a shallow saturated sand called the Olmos.  There is an additional zone similar to the Olmos called the Escondido that has been commercially productive in this area but it has not been tested on these leases. Additional wells can be drilled on these leases to the Olmos formation under the current spacing rules. This is a heavy oil field has had produced for a number of years. Initially the field had enough pressure to flow but over time pumping and advanced recovery methods were necessary. Previously, the field had been ignored for a number of years due to the high operating costs, low oil prices and low daily production.

Additionally, through Bend Arch Petroleum, Inc. (“Bend Arch”), our wholly owned subsidiary, we own leases covering approximately 6,200 gross acres of land primarily in the counties of Palo Pinto, Eastland and Comanche, Texas.  The leases have 45 gross wells drilled to the shallower Bend Conglomerate and the deeper Strawn formation.   Most of these wells need to be re-worked and re-stimulated to achieve maximum productive potential.

Natural Gas and Oil Reserves

The following tables present information as of December 31, 2007 with respect to our estimated proved reserves.

Net Proved Reserve Summary and PV-10 Forecast from December 31, 2007
Reserve Categories	Oil (BBL)	Gas (MCF)	Cash Flow ($)	PV-10 ($) (c)
PDP (b)	6,934,193	1,574,830	$479,330,566	$435,755,060
Total Proved (a)	6,934,193	1,574,830	$479,330,566	$435,755,060

(a)
Proved reserves are those quantities of gas that, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable from known reservoirs and under current economic conditions, operating methods and government regulations.

(b)	PDP is developed reserves that are expected to be recovered from existing wells.

(c)
PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves.  The estimated future net revenues were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2007.  PV-10 is a non-GAAP financial measure because it excludes income tax effects.  Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.  PV-10 is not a measure of financial or operating performance under GAAP.  PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.  We have included a reconciliation of PV-10 to the most directly comparable GAAP measure — standardized measure of discounted future net cash flow — in the following table:

December 31, 2007

St Standardized measure of discounted future net cash flows (d)	$435,755,060
A Add: Present value of future income tax discounted at 10%	0
P PV-10	$435,735,060

(d)
The standardized measure represents the present value of estimated future cash inflows from proved oil and natural gas reserves, less future development, abandonment, production and income tax expenses, discounted at 10% per annum to reflect timing of future cash flows and using the same pricing assumptions as were used to calculate PV-10.  Standardized measure differs from PV-10 because standardized measure includes the effect of future income taxes.

Acreage

The following table sets forth as of December 31, 2007 the gross and net acres of both developed and undeveloped oil and gas leases that we hold.  “Gross” acres are the total number of acres in which we own a working interest.  “Net” acres refer to gross acres multiplied by our fractional working interest.  Acreage numbers do not include our options to acquire additional leaseholds which have not been exercised.

December 31, 2007
	Developed(a)		Undeveloped(b)		Total
Play/Trend	Gross	Net	Gross	Net	Gross	Net

Texas	7,811	7,394	-	-	7,811	7,394

(a)
Developed refers to acres that are allocated or assignable to producing wells or wells capable of production.  Developed acreage includes acreage having wells shut-in awaiting the addition of infrastructure.

(b)
Undeveloped refers to lease acreage on which wells have not been developed or completed to a point that would permit the production of commercial quantities of oil or natural gas regardless of whether such acreage contains proved reserves.

Production and Price Information

The following tables summarize sales volumes, sales prices, and production cost information for the periods indicated:
Year Ended December 31,
2007
Production
Oil (bbls)	14,144
Natural gas (mcf)	81,928
Natural gas equivalent (mcfe)	13,655
Total equivalent (bbls)	27,799

Oil and natural gas sales
Oil sales	$972,254
Natural gas sales	607,664
Total	$1,579,918
Average sales price
Oil ($ per bbl)	$68.74
Natural gas ($ per mcf)	7.42
Natural gas equivalent ($ per mcfe)	44.52

Average production cost
Total equivalent ($ bbls)	$83.88

(A) Excludes $1,743 of oil and gas royalty income included in Total Revenue for consolidated financial statements.

The following table sets forth information at December 31, 2007, relating to the productive wells in which we owned a working interest as of that date.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

December 31, 2007
Play/Trend	Gross Wells	Net Wells

Texas	220	215

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated.  The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found or economic value.  Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return.

		Gross Wells			Net Wells
Period	Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
Year ended December 31, 2007	Exploratory(a)	0	0	0	0	0	0
	Texas

	Development(a)	0	0	0	0	0	0
	Texas

(a)
An exploratory well is a well drilled either in search of a new, as yet undiscovered, oil or natural gas reservoir or to greatly extend the known limits of a previously discovered reservoir.  A development well is a well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of being completed in that reservoir.

(b)	A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(c)	A dry well is an exploratory or development well that is not a producing well or a well that has either been plugged or has been converted to another use.

Markets and Customers

The success of our operations is dependent upon prevailing prices for natural gas and oil.  The markets for natural gas and oil have historically been volatile and may continue to be volatile in the future.  Natural gas and oil prices are beyond our control.  However, rising demand for natural gas to fuel power generation and meet increasing environmental requirements has led some industry observers to indicate that long term demand for natural gas is increasing.

We may use different strategies for gas sales depending on the location of the field and the local markets.  In some locations, we may use proprietary CO2 reduction units to process our own gas and sell it to nearby local markets.  In other cases, we may connect to nearby high pressure transmission pipelines.  We are not currently aware of any restraints with respect to pipeline availability.  However, because of the nature of natural gas development, there may be periods of time when pipeline capacity is inadequate to meet our transportation needs.  It is often the case that as new development comes on-line, pipelines are near or at capacity before new pipelines are built.

We have no firm delivery contract for the delivery of our natural gas sales.

To the extent that we bring new wells on-line and our production volume increases, of which there is no assurance, we will sell the new production in the spot markets or under new monthly base contracts.  We expect that we will usually sell in this fashion, partly through firm gas delivery contracts and partly in the spot markets.

Prices for oil and natural gas fluctuate fairly widely based on supply and demand.  Supply and demand are influenced by weather, foreign policy and industry practices.  For example, demand for natural gas has increased in recent years due to a trend in the power plant industry to move away from using oil and coal as a fuel source to using natural gas, because natural gas is a cleaner fuel.  Nonetheless, in light of historical fluctuations in prices, there can be no assurance at what price we will be able to sell our oil and natural gas.  It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns.

Competition

The natural gas and oil industry is intensely competitive and speculative in all of its phases.  We encounter competition from other natural gas and oil companies in all areas of our operations.  In seeking suitable natural gas and oil properties for acquisition, we compete with other companies operating in our areas of interest, including medium and large natural gas and oil companies and other independent operators, which have greater financial resources and have been engaged in the exploration and production business for a much longer time than we have.  Many of our competitors also have substantially larger operating staffs than we do.  Many of these competitors not only explore for and produce natural gas and oil but also market natural gas and oil and other products on a regional, national or worldwide basis.  These competitors may be able to pay more for productive natural gas and oil properties and exploratory prospects, and define, evaluate, bid for and purchase a greater number of properties and prospects than we are able to.  In addition, these competitors may have a greater ability to continue exploration activities during periods of low market prices.  Our ability to acquire additional properties and to discover reserves in the future will depend on our ability to evaluate and select suitable properties and to finance and consummate transactions in a highly competitive environment.

The prices of our natural gas and oil production will be controlled by market forces.  However, competition in the natural gas and oil exploration industry also exists in the form of competition to acquire leases and obtain favorable transportation prices.  We are extremely small, with limited financial resources and may have difficulty acquiring additional acreage and/or projects and may have difficulty arranging for the transportation of our production.  We also face competition in obtaining natural gas and oil drilling rigs and in sourcing the manpower to run them and provide related services.

Government Regulation of the Oil and Gas Industry

General.

Our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We believe that operations where we own interests comply in all material respects with applicable laws and regulations and that the existence and enforcement of these laws and regulations have no more restrictive an effect on our operations than on other similar companies in the energy industry.

 The following discussion contains summaries of certain laws and regulations and is qualified in its entirety by the foregoing and by reference to the full text of the laws and regulations described.

Federal Regulation of the Sale and Transportation of Oil and Gas.

Various aspects of our oil and gas operations are or will be regulated by agencies of the federal government. The Federal Energy Regulatory Commission, or FERC, regulates the transportation and sale for resale of natural gas in interstate commerce pursuant to the Natural Gas Act of 1938, or NGA, and the Natural Gas Policy Act of 1978, or NGPA. In the past, the federal government has regulated the prices at which oil and gas could be sold. While ”first sales” by producers of natural gas, and all sales of crude oil, condensate and natural gas liquids can currently be made at uncontrolled market prices, Congress could reenact price controls in the future. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA in 1978. In 1989, Congress enacted the Natural Gas Wellhead Decontrol Act.

 The Decontrol Act removed all NGA and NGPA price and non-price controls affecting wellhead sales of natural gas effective January 1, 1993, and resulted in a series of Orders being issued by FERC requiring interstate pipelines to provide transportation services separately, or ”unbundled,” from the pipelines’ sales of gas and to provide open access transportation on a nondiscriminatory basis that is equal for all natural gas shippers.

 We do not believe that we will be affected by these or any other FERC rules or orders materially differently than other natural gas producers and marketers with which we compete.

 The FERC also has issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided on those facilities, then those facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. Our anticipated gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although we do not believe that we would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC’s approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

 We conduct certain operations on federal oil and gas leases, which are administered by the Minerals Management Service, or MMS. Federal leases contain relatively standard terms and require compliance with detailed MMS regulations and orders, which are subject to change. Among other restrictions, the MMS has regulations restricting the flaring or venting of natural gas, and has proposed to amend those regulations to prohibit the flaring of liquid hydrocarbons and oil without prior authorization. Under certain circumstances, the MMS may require any of our operations on federal leases to be suspended or terminated. Any such suspension or termination could materially and adversely affect our financial condition, cash flows and operations. The MMS issued a final rule that amended its regulations governing the valuation of crude oil produced from federal leases. This rule, which became effective June 1, 2000, provides that the MMS will collect royalties based on the market value of oil produced from federal leases, and was further modified by amendments to the June 2000 MMS rules, effective July 1, 2004. Also, the MMS promulgated new Federal Gas Valuation rules, effective June 1, 2005 (70FR 11869, March 10, 2005) concerning calculation of transportation costs, including the allowed rate of return in the calculation of actual transportation costs in non-arm’s length arrangements and addresses various other related matters. We cannot predict whether this new gas rule will become effective, nor can we predict whether the MMS will take further action on oil and gas valuation matters. However, we do not believe that any such rules will affect us any differently than other producers and marketers of crude oil with which we will compete.

 Additional proposals and proceedings that might affect the oil and gas industry are pending before Congress, the FERC, the MMS, state commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, the natural gas industry has been heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we do not anticipate that compliance with existing federal, state and local laws, rules and regulations will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the federal government.

State Regulation.

Our operations also are subject to regulation at the state and, in some cases, county, municipal and local governmental levels. This regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandonment of wells and the disposal of fluids used and produced in connection with operations. Our operations also are or will be subject to various conservation laws and regulations. These include (1) the size of drilling and spacing units or proration units, (2) the density of wells that may be drilled, and (3) the unitization or pooling of oil and gas properties. In addition, state conservation laws, which frequently establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements, but (except as noted above) does not generally entail rate regulation. These regulatory burdens may affect profitability, but we are unable to predict the future cost or impact of complying with such regulations.

Environmental Matters.

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose ”strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations. Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ”hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs. The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability.

 The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the ”Superfund” law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a ”hazardous substance” into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term ”hazardous substances.” At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of ”solid wastes” and ”hazardous wastes,” certain oil and gas materials and wastes are exempt from the definition of ”hazardous wastes.” This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

 Our operations will involve the use of gas fired compressors to transport collected gas. These compressors are subject to federal and state regulations for the control of air emissions. Title V status for a facility results in significant increased testing, monitoring and administrative and compliance costs. To date, other compressor facilities have not triggered Title V requirements due to the design of the facility and the use of state-of-the-art engines and pollution control equipment that serve to reduce air emissions. However, in the future, additional facilities could become subject to Title V requirements as compressor facilities are expanded or if regulatory interpretations of Title V applicability change. Stack testing and emissions monitoring costs will grow as these facilities are expanded and if they trigger Title V. The U.S. Environmental Protection Agency and some other state environmental agencies have increased their focus on control of minor gas emission leaks from pipelines, compressors, tanks, and related oil and gas production and storage equipment in response to ozone non-attainment requirements increasing the costs and complexity of our operations. We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties.

 Although we maintain insurance against some, but not all, of the risks described above, including insuring the costs of clean-up operations, public liability and physical damage, there is no assurance that our insurance will be adequate to cover all such costs, that the insurance will continue to be available in the future or that the insurance will be available at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

 Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures, earnings or competitive position. We do believe, however, that our operators are in substantial compliance with current applicable environmental laws and regulations. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Our Employees

As of December 31, 2007, we have 11 full time employee and no part-time employees.  We are not a party to any collective bargaining agreements.  We believe that our relations with our employees are good.

RISK FACTORS

Any investment in our common stock involves a high degree of risk.  In addition to the other information contained in this report, including risks and uncertainties described elsewhere, you should carefully consider the following risk factors and all of the information contained in this Annual Report in evaluating us or deciding whether to purchase our common stock.  The risks and uncertainties described below or elsewhere in this Annual Report are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business and operations.  The following list of risk factors should not be considered as all inclusive.  If any of the following risks were to occur, our business, financial condition, operating results and cash flows could be materially affected, all of which might cause the trading price of our common stock to decline, and you could lose all or part of any investment you may make in our common stock.

Our actual results may differ materially from those anticipated in our forward-looking statements.  We operate in a market environment that is difficult to predict and that involves significant risks and uncertainties, many of which will be beyond our control.  Refer also to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” at the beginning of this Annual Report.

Risks related to our industry, business and strategy.

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

As reflected in the accompanying financial statements, the Company had a net loss of $2,283,978 for the year ended December 31, 2007.  Additionally, the Company has a negative working capital balance of $5,020,647, a stockholders’ deficit of $906,599 at December 31, 2007 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that as a result of the one-for-twenty five reverse stock split recently approved by the shareholders of the Company, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

We have substantial current obligations and at December 31, 2007, we had $5,155,387 of current liabilities as compared to only $134,740 of current assets. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations.

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

We have significant financial and operational covenant.

Our wholly owned subsidiary, Bend Arch, has a $2,000,000 amended promissory note (“Note”) accruing interest at 8% with Proco Operating Co., Inc. (“Proco”), a company controlled by the brother of the Company’s Chief Executive Officer with a maturity date of March 31, 2008.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004. The Note replaced a $2,000,000 convertible debenture dated January 5, 2004.

The terms of the Note include (i) the payment of interest at a rate of eight percent (8%) per annum (ii) principal and interest due and payable on December 31, 2008 (iii) no prepayment penalty (iv) payment made in excess of sixty (60) days after the due date of December 31, 2008 is a default of the Note and Bend Arch will forfeit all ownership of the related leases and wells and relinquish operations on the lease and wells to Proco, and (v) upon a default of the Note, Bend Arch will vacate the leases with no rights of ownership and execute the necessary documents to transfer the leases and wells to Proco or its assigns. Bend Arch also has a covenant that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of Proco.

If we are determined to be in default of the covenants provided for in the Note, the impact on our business could be materially detrimental.

Our operations require large amounts of capital and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our natural gas and oil reserves.

Our current plans require us to make large capital expenditures for the exploration and development of our existing acreage.  We expect to spend approximately $5,000,000 on additional drilling and development activities for our fiscal year ending December 31, 2008.  We also anticipate that we will need substantial additional capital to pursue other potential projects.  Historically, we have funded our capital expenditures through the issuance of equity.

There are no commitments from any source to provide any equity or debt financing.  Even if we are able to obtain equity or debt financing, of which there is no assurance, issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.  Debt financing, if obtained, could lead to:

•	a substantial portion of our operating cash flow being dedicated to the payment of principal and interest,
•	our being more vulnerable to competitive pressures and economic downturns, and
•	restrictions on our operations.

If we are not able to obtain capital through an equity or debt financing or otherwise, our ability to execute our business plans could be greatly limited.  Moreover, we will need to increase our sources of revenue, funding or both to sustain operations for the long run.  There is no assurance that this will occur.

We may not discover commercially productive oil and gas reserves, which will impact our ability to meet our business goals.

Our ability to locate reserves is dependent upon a number of factors, including our participation in multiple exploration projects and our technological capability to locate oil and gas in commercial quantities.  We cannot predict that we will have the opportunity to participate in projects that economically produce commercial quantities of oil and gas in amounts necessary to create a positive cash flow for the Company or that the projects in which we elect to participate will be successful.  There can be no assurance that our planned projects will result in significant reserves or that we will have future success in drilling productive wells at economical reserve replacement costs.

Oil and gas prices are volatile and an extended decline in prices can significantly affect our financial results, impede our growth and hurt our business prospects

Our future profitability and rate of growth and the anticipated carrying value of our oil and gas properties could be affected by the then prevailing market prices for oil and gas.  We expect the markets for oil and gas to continue to be volatile.  If we are successful in continuing to establish production, any substantial or extended decline in the price of oil or gas could:

•	have a material adverse effect on our results of operations,
•	limit our ability to attract capital,
•	make the formations we are targeting significantly less economically attractive,
•	reduce our cash flow and borrowing capacity, and
•	reduce the value and the amount of any future reserves.

Various factors beyond our control will affect prices of oil and gas, including:

•	worldwide and domestic supplies of oil and gas,
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,
•	political instability or armed conflict in oil or gas producing regions,
•	the price and level of foreign imports,
•	worldwide economic conditions,
•	marketability of production,
•	the level of consumer demand,
•	the price, availability and acceptance of alternative fuels,
•	the availability of processing and pipeline capacity,
•	weather conditions, and
•	actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and gas.  In addition, sales of oil and gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year.

Our exploration and development activities are subject to reservoir and operational risks which may lead to increased costs and decreased production.

The marketability of our oil and gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities.  Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market our oil and natural gas.  If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production.  The availability of markets is beyond our control.

Even when oil and gas is found in what is believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased costs and decreased production.  These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered.  As a result of these types of risks, most lenders will not loan funds secured by reserves from newly discovered reservoirs, which would have a negative impact on our future liquidity.  Operational risks include hazards such as fires, explosions, craterings, blowouts (such as the blowout experienced at our initial exploratory well), uncontrollable flows of oil, gas or well fluids, pollution, releases of toxic gas and encountering formations with abnormal pressures.  In addition, we may be liable for environmental damage caused by previous owners of property we own or lease.  As a result, we may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur substantial losses.  The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial condition and results of operations.

We face risks related to title to the leases we enter into that may result in additional costs and affect our operating results.

It is customary in the oil and gas industry to acquire a leasehold interest in a property based upon a preliminary title investigation.  If the title to the leases acquired is defective, we could lose the money already spent on acquisition and development, or incur substantial costs to cure the title defect, including any necessary litigation.  If a title defect cannot be cured, we will not have the right to participate in the development of or production from the leased properties.  In addition, it is possible that the terms of our oil and gas leases may be interpreted differently depending on the state in which the property is located.  For instance, royalty calculations can be substantially different from state to state, depending on each state’s interpretation of lease language concerning the costs of production.  We cannot guarantee that there will be no litigation concerning the proper interpretation of the terms of our leases.  Adverse decisions in any litigation of this kind could result in material costs or the loss of one or more leases.

To the extent that we undertake exploratory drilling, it is a high risk activity with many uncertainties that could adversely affect our business, financial condition or results of operations.

Exploratory drilling involves numerous risks, including the risk that we will not find any commercially productive oil or gas reservoirs.  The cost of drilling, completing and operating wells is often uncertain, and a number of factors can delay or prevent drilling operations, including:

•	unexpected drilling conditions,
•	pressure or irregularities in formations,
•	equipment failures or accidents,
•	adverse weather conditions,
•	compliance with governmental requirements,
•	shortages or delays in the availability of drilling rigs and the delivery of equipment, and
•	shortages of trained oilfield service personnel.

Our future drilling activities may not be successful, nor can we be sure that our overall drilling success rate or our drilling success rate for activities within a particular area will not decline.  Unsuccessful drilling activities could have a material adverse effect on our results of operations and financial condition.  Also, we may not be able to obtain any options or lease rights in potential drilling locations that we identify.  Although we have identified a number of potential exploration projects, we cannot be sure that we will ever drill them or that we will produce oil or gas from them or any other potential exploration projects.

Accounting rules may require write-downs, which may result in a charge to earnings.

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells.  All developmental costs are capitalized.  We are predominately engaged in exploration and production activities.

Depreciation and depletion of producing properties is computed on the units-of-production method based on estimated proved oil and natural gas reserves.  Depreciation of non-oil and gas properties is over their estimated useful life of three years, using the straight line method.  Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.  Expenditures less than $1,000, including contract labor, are expensed to operations in the year incurred.

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal Of Long-Lived Assets, if impairment is necessary, the asset carrying value is written down to fair value.  Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable.  Impairment of individually significant unproved properties is assessed and amortized on an aggregate basis.  We had no significant unproved properties at December 31, 2007 and no impairment was necessary at December 31, 2007.

The oil and gas exploration and production industry is highly competitive and many of our competitors have more resources than we do.

We compete in oil and gas exploration with a number of other companies.  Many of these competitors have financial and technological resources vastly exceeding those available to us.  We cannot be sure that we will be successful in acquiring and developing profitable properties in the face of this competition.  In addition, from time to time, there may be competition for, and shortage of, exploration, drilling and production equipment.  These shortages could lead to an increase in costs and delays in operations that could have a material adverse effect on our business and our ability to develop our properties.  Problems of this nature also could prevent us from producing any oil and gas we discover at the rate we desire to do so.

The oil and gas industry is heavily regulated and costs associated with such regulation could reduce our profitability.

Federal, state and local authorities extensively regulate the oil and gas industry.  Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil and gas production.  State and local authorities regulate various aspects of oil and gas drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.  The overall regulatory burden on the industry increases the cost of doing business, which, in turn, decreases profitability.

Our oil and gas operations must comply with complex environmental regulations and such compliance is costly.

Our oil and gas operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities.  New laws or regulations, or changes to current requirements, could have a material adverse effect on our business.  We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies.  We could face significant liabilities to the government and third parties for discharges of oil, natural gas, produced water or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.  We cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not have a material adverse effect on our results of operations and financial condition.

Technological changes could put us at a competitive disadvantage.

The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies.  As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost.  If other oil and gas exploration and development companies implement new technologies before we do, those companies may be able to provide enhanced capabilities and superior quality compared with what we are able to provide.  We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost.  If we are unable to utilize the most advanced commercially available technologies, our business could be materially and adversely affected.

Oil and gas sales are seasonal leading to varying cash flow during the year.

Sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year.  The marketability of our oil and gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities.  Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could negatively affect our ability to produce and market oil and natural gas.  If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from sales of production.  The availability of markets and the volatility of product prices are beyond our control and represent a significant risk to us.

Our oil and gas business depends on transportation facilities owned by others.

The marketability of our potential oil and gas production depends in part on the availability, proximity and capacity of pipeline systems owned or operated by third parties.  Federal and state regulation of oil and gas production and transportation, tax and energy policies, changes in supply and demand and general economic conditions could adversely affect our ability to produce, gather and transport oil and natural gas.

Oil and gas reserve estimates may not be accurate.

There are numerous uncertainties inherent in estimating quantities of proved oil and natural gas reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control.  Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  As a result, estimates made by different engineers often vary from one another.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates, and such revisions, if significant, would change the schedule of any further production and development drilling.  Accordingly, reserve estimates are generally different, and often materially so, from the quantities of oil and natural gas that are ultimately recovered.  Furthermore, estimates of quantities of proved reserves and their PV-10 value may be affected by changes in crude oil and gas prices because the Company’s quantity estimates are based on prevailing prices at the time of their determination.

Attempts to grow our business could have an adverse effect

Because of our small size, we desire to grow rapidly in order to achieve certain economies of scale.  Although there is no assurance that this rapid growth will occur, to the extent that it does occur, it will place a significant strain on our financial, technical, operational and administrative resources.  As we increase our services and enlarge the number of projects we are evaluating or in which we are participating, there will be additional demands on our financial, technical and administrative resources.  The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on our business, financial condition and results of operations.

The failure to complete future property acquisitions successfully could reduce earnings and slow growth.

We may not be able to identify properties for acquisition or may not be able to make acquisitions on terms that we consider economically acceptable.  There is intense competition for acquisition opportunities in the oil and gas industry.  Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.  Our strategy of completing acquisitions is dependent upon, among other things, our ability to obtain debt and equity financing and, in some cases, regulatory approvals.  Our ability to pursue its growth strategy may be hindered if we are not able to obtain financing or regulatory approvals.

Shortages of supplies, equipment and personnel may adversely affect our operations.

Our ability to conduct operations in a timely and cost effective manner depends on the availability of supplies, equipment and personnel.  The oil and gas industry is cyclical and experiences periodic shortages of drilling rigs, supplies and experienced personnel.  Shortages can delay operations and materially increase operating and capital costs.

Our ability to market the oil and gas that we produce will be essential to our business.

Several factors beyond our control may adversely affect our ability to market the oil and gas that we discover.  These factors include the proximity, capacity and availability of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection.  The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to sell our oil and gas at prices that would result in an adequate return on our invested capital.  We currently distribute the oil that we produce through a single pipeline.  If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce.  In addition, although we currently have access to firm transportation for the majority of our current gas production, there is no assurance that we will be able to procure additional transportation on terms satisfactory to us, or at all, to the extent we increase and expand the area or areas of our production.

We will have limited control over the activities on properties we do not operate.

We currently have one operator over the oil and gas activities on our properties, but in the future other companies may operate some or many of the properties in which we have an interest.  We will have limited ability to influence or control the operation or future development of these non-operated properties.  Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in these drilling or acquisition activities.

Hedging our production may result in losses.

We currently have no hedging agreements in place.  However, we may in the future enter into arrangements to reduce our exposure to fluctuations in the market prices of oil and natural gas.  We may enter into oil and gas hedging contracts in order to increase credit availability.  Hedging will expose us to risk of financial loss in some circumstances, including if:

•	production is less than expected,
•	the other party to the contract defaults on its obligations, or
•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, hedging may limit the benefit we would otherwise receive from increases in the prices of oil and gas.  Further, if we do not engage in hedging, we may be more adversely affected by changes in oil and gas prices than our competitors who engage in hedging.

We have limited senior management resources, and we need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

Our senior management currently consists of Charles Bitters, Chief Executive Officer, Chief Financial Officer and sole Director, Joe Christopher, President of Oil America Group, Inc., our wholly-owned subsidiary and Renny Walker, President of Production Resources, Inc,., our wholly-owned subsidiary.  Our limited senior management requires them to handle an increasingly large and more diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other oil and gas companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. Our future success will be dependent on our ability to attract and retain key personnel

We do not have a full time Chief Financial Officer or Controller

We currently do not have a full time Chief Financial Officer or Controller.  Rather, we utilize external consultants for recording our accounting information and for preparing our required SEC reporting requirements including this Form 10-KSB.    Charles Bitters, our Chief Executive Officer is not a trained accountant and relies on the external consultants to prepare the required information and disclosures.  In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success will be dependent on our ability to attract and retain key personnel

We may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404(a) of the Sarbanes-Oxley Act for management to report on our internal controls over financial reporting and the requirement under Section 404(b) of the Sarbanes-Oxley Act for our registered independent public accountant to attest to this report.

We were required to comply with Section 404(a) effective for this year ended December 31, 2007.  Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

To the best of our ability, we may devote substantial time and incur substantial costs during fiscal 2008 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate the material weaknesses discovered, if any, in complying with Section 404.

Risks related to our common stock.

We have a limited market for our common stock, and our stock price is volatile

Our common stock is not listed on a national securities exchange or quoted on the Nasdaq Global Market or Nasdaq Small Capital Market.  Instead, our common stock is currently quoted on the OTC Bulletin Board under the symbol “AENP.OB.”  Trading on the OTC Bulletin Board is sporadic and highly volatile.  The market price for our common stock has fluctuated in the past and may continue to fluctuate in the future.  The market price of our common stock is subject to, and will continue to be subject to, a variety of factors, including without limitation:

•	the business environment;
•	the operating results of companies in the industries we serve;
•	future announcements concerning our business or that of our competitors or customers;
•	the introduction of new products or changes in product pricing policies by us or our competitors;
•	litigation matters;
•	changes in analysts’ earnings statements or performance estimates;
•	developments in the financial markets;
•	quarterly operating results;
•	perceived dilution from stock issuances for acquisitions and other transactions; and
•	market conditions of securities traded on the OTC Bulletin Board.

Furthermore, stock prices for many companies fluctuate for reasons that may be unrelated to their operating results.  Those fluctuations and general economic, political and market conditions, such as recessions, international currency fluctuations or terrorist or military actions, as well as public perception of equity values of publicly traded companies, may adversely affect the market price of our common stock.

There is no assurance of an established public trading market for our common stock

Although our common stock trades on the OTC Bulletin Board, a regular trading market for our common stock may not be sustained in the future. The NASD (National Association of Stock Dealers) has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the SEC.  The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “Nasdaq Stock Market”).  Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market.  Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of our common stock may be unable to resell their securities at or near their original offering price, or at any price.

Our common stock is considered a “penny stock” and may be difficult to sell

Our common stock is considered to be a “penny stock” since it meets one or more of the definitions in Rule 3(a)(51-1) promulgated under the Exchange Act.  These include but are not limited to the following: (i) the stock trades at a price less than $5 per share; (ii) we are NOT traded on a “recognized” national securities exchange; (iii) we are NOT quoted on the Nasdaq Stock Market; (iv) we are NOT have a market value of listed securities of $50 million; or (v) it does NOT have a minimum bid price of $4 per share.  The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.  Section 15(g) of the Exchange Act, and Rule 15g-2 promulgated thereunder by the SEC, require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.  Our common stock will not be considered a “penny stock” if our net tangible assets exceed $2,000,000 or our average revenue is at least $6,000,000 for the previous three years.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in clause (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected

We have identified certain material weaknesses in our internal controls over financial reporting per the assessment required pursuant to rules adopted by the SEC pursuant to the Sarbanes-Oxley Act of 2002.  This may have an adverse impact on investor confidence and the price of our common stock.  Failure to establish and maintain appropriate internal controls over financial reporting, or any failure of those controls once established, could have a material adverse effect on our business, financial condition or results of operations or raise concerns for investors.  Any actual or perceived weaknesses or conditions in our internal controls over financial reporting that need to be addressed may have a material adverse effect on the price of our common stock.

Loss of Control by Present Management and Shareholders

The Company may consider an acquisition in which the Company would issue as consideration for the business opportunity to be acquired an amount of the Company's authorized but unissued Common Stock that could, upon issuance, constitute as much as 51% of the voting power and equity of the Company. The result of such an acquisition would be that the acquired company's stockholders and management would control the Company, and the Company's management could be replaced by persons unknown at this time.  Such a merger could leave investors in the securities of the Company with a greatly reduced percentage of ownership of the Company.  Management could sell its control block of stock at a premium price to the acquired company's stockholders, although management has no plans to do so.

Dilutive Effects of Issuing Additional Common Stock

In order to pursue our business plans, we will need to raise additional capital.  If we are able to obtain additional funding through the sale of common stock, the financing would dilute the equity ownership of existing stockholders.

The necessary financing could be obtained through one or more transactions that could effectively dilute the ownership interests of our then-current stockholders.  Further, there can be no assurances that we will be able to secure such additional financing.  The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company.  We are authorized to issue up to 500,000,000 shares of our common stock and 5,000,000 shares of preferred stock, $0.001 par value per share.

Our Board of Directors can issue preferred stock with terms that are preferential to our common stock.

Our Board of Directors may issue up to 5,000,000 shares of preferred stock without action by our stockholders.  Rights or preferences could include, among other things:

•	the establishment of dividends which must be paid prior to declaring or paying dividends or other distributions to our common stockholders;
•	greater or preferential liquidation rights which could negatively affect the rights of common stockholders; and
•	the right to convert the preferred stock at a rate or price which would have a dilutive effect on the outstanding shares of common stock.

See “Description of Securities—Preferred Stock”.

In addition, any preferred stock that is issued may have rights, including as to dividends, liquidation preferences and voting, that are superior to those of holders of Common Stock.

We have not and do not anticipate paying dividends on our Common Stock.

We have not paid any cash dividends to date with respect to our common stock.  We do not anticipate paying dividends on our common stock in the foreseeable future since we will use all of our earnings, if any, to finance expansion of our operations.  However, we are authorized to issue preferred stock and may in the future pay dividends on our preferred stock that may be issued.

Item 2.	Description of Property.

We do not own any real estate or other physical properties materially important to our operation.  Our administrative and principal executive offices are located at 6073 Hwy 281 South, Mineral Wells, TX 76067.  We currently do not have a lease and we are not paying rent for our office space. It is being provided to the Company by our Chief Executive Officer and sole director free of charge.  Usage of this office space and the related value is de minimis.  Therefore, no expense has been recorded in the accompanying financial statements.  We expect we will have to lease more substantial corporate office space in the near future and that the cost of the space may be material to our operations.  We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings.

From time to time, we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

During the period covered by this Annual Report, and as of the present date, we were not and are not a party to any material legal proceedings, nor were or are we aware of any threatened litigation of a material nature against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

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

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of March 15, 2008, the Company had 19,767,055 shares of common stock issued and outstanding and had approximately 449 certificate stockholders of record. Additionally, the Company had 596,000 shares issuable.

The Company’s common stock, par value $0.0001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "AENP".

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB for our 2007 and 2006 fiscal years. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ending 2008
First Quarter	$2.25	$1.50
Second Quarter	$1.75	$0.75
Third Quarter	$1.00	$0.25
Fourth Quarter	$0.49	$0.22

Fiscal Year Ending 2007
First Quarter	$3.35	$1.24
Second Quarter	$1.90	$0.86
Third Quarter	$0.89	$0.30
Fourth Quarter	$0.80	$0.30

On March 15, 2008, the closing bid price for a share our common stock, as reported by the OTCBB was $0.37.

Holders

As of March 15, 2008, there were approximately 411 stockholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names, and no shares of our preferred stock were issued or outstanding.

Dividends

No cash dividends have been declared or paid on our common stock since our inception.  No restrictions limit our ability to pay dividends on our common stock.  We do not expect to pay any dividends in the near future.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company has no shares of our common stock authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

On December 13, 2007, the Company received $89,000 of proceeds from the sale of 593,000 shares of its $0.0001 par value common stock at $.15 per share.  The $.15 per share price was determined based upon a 40% discount to the closing market price of $.25 per share on the sale date of December 13, 2007.  The discount reflects there is no active market for the stock because it is thinly traded and that the $.25 per share is a more reflective value of the fair market value on the sales date.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations is qualified by reference to, and should be read in conjunction with, our audited consolidated financial statements included in this Annual Report (the “Financial Statements”), and the accompanying notes thereto, and the other financial information appearing elsewhere in this Annual Report. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events.  As discussed above, our actual results may differ materially from those anticipated in our forward-looking statements.  Please also refer to “SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS” beginning on page 4 of this Annual Report and “RISK FACTORS” beginning on page 8 of this Annual Report.

OVERVIEW

For a description of the historical development of our business, please refer to “Item 1.  Description of Business – History of Company Development” beginning on page 6 of this Annual Report.

RECENT DEVELOPMENTS

On February 18, 2008, Shelley International CPA (“Shelley”) declined to stand for re-election as the Company’s independent registered public accounting firm.  Shelley informed the Company that it would not continue as the auditor because the firm is no longer auditing public companies.  Shelley served as the Company's independent registered public accounting firm for the unaudited quarterly reviews of the balance sheets at March 31, 2007, June 30, 2007 and September 30, 2007 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended.  There were no disagreements with Shelley on any matter of accounting principles or practices, financial statement disclosure, or scope or procedures, which disagreement(s), if not resolved to the satisfaction of Shelly would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports.

On February 18, 2008, the Company's board of directors authorized the appointment of Moore and Associates Chartered (“Moore”) to serve as the Company's independent registered public accounting firm for the audit of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006.

On March 20, 2008, the Company submitted an offer of settlement to the SEC staff, pursuant to which it would consent, without admitting or denying the findings, to the entry of an order by the SEC instituting public administrative and cease-and-desist proceedings and imposing sanctions (the “Order”).

In summary, the Order finds that since electing to be regulated as a business development company (“BDC”) in January 2004, the Company has, among other things, issued senior securities without the required asset coverage, issued warrants without approval of its shareholders, issued prohibited non-voting stock, issued securities for services, failed to make and keep required records, and failed to establish a majority of non-interested directors on its board of directors. As a result, the Company violated certain provisions of the Investment Act of 1940 (the “1940 Act”). In addition, the Company failed to obtain a fidelity bond and implement a compliance program as required under the 1940 Act. Finally, the Company failed to comply with certain provisions for exemption from registration under the 1933 Act as related to Rule 609 of Regulation E because it did not file required offering status reports in connection with a securities offering commenced in January 2004.

In determining the Order, the SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff. The Order would require:

•
The Company cease and desist from committing or causing any violations and any future violations of the 1940 Act. The 1940 Act is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

•
The Regulation E exemption of the Company is permanently suspended. Regulation E is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

The Company has reached an agreement in principle with the staff of the SEC regarding its offer of settlement, subject to approval by the Commission. Although the ultimate outcome of the settlement negotiations cannot be predicted with certainty, under the settlement as currently proposed, the Company would not incur any fines or other penalties, and no action would be taken against any individuals.

Effective March 15, 2008, Bent Arch executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to the Note that was to become due and payable on March 31, 2008.  The Third Extension modified the terms of the Note as follows;

The maturity date of the Note was extended to December 31, 2008.

GOING CONCERN

Our long-term viability as a going concern is dependent on certain key factors, as follows:

•	The ability to continue to obtain sources of outside financing to support near term operations and to allow us to continue to make investments.

•	The ability to increase profitability and sustain a cash flow level that will ensure support for continuing operations.

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

As reflected in the accompanying financial statements, the Company had a net loss of $2,283,978 for the year ended December 31, 2007.  Additionally, the Company has a negative working capital balance of $5,020,647, a stockholders’ deficit of $906,599 at December 31, 2007 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that as a result of the one-for-twenty five reverse stock split recently approved by the shareholders of the Company, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

We have substantial current obligations and at December 31, 2007, we had $5,155,387 of current liabilities as compared to only $134,740 of current assets. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations.

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

Critical Accounting Estimates and Policies

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based upon this definition, our most critical estimates include going concern, BDC conversion, oil and gas properties, property and equipment, the evaluation of whether our assets are impaired, asset retirement obligations, revenue recognition, the valuation allowance for deferred tax assets, and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.  For additional information, see Note 3 "Nature of Operations and Summary of Significant Accounting Policies" in the notes to our audited financial statements contained in this Annual Report.  Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates.

GOING CONCERN

The independent registered public accounting firms’ reports to our financial statements at December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, net cash used in operations, stockholders’ (deficiency) equity and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.  If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value.  Based on our impairment analysis of property and equipment, no impairment charge has been recorded for the years ended December 31, 2007 or 2006.

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

REVENUE RECOGNITION

Revenues from sales of crude oil and natural gas products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance at December 31, 2007 was $799,392.  Net operating loss carry-forwards aggregate approximately $2,259,111 and expire in the years through 2028.

As discussed previously, on April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act.  The Company is no longer a BDC with unconsolidated majority-owned portfolio companies but rather an oil and gas operating company with consolidated subsidiaries. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company has utilized April 1, 2007 as the inception date for the new business as an oil and gas operating company. As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to April 1, 2007 will not be allowable and are not included.

Results of Operations

The following discussion of the results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the periods presented included in this Form 10-KSB.

	Years Ended
	December 31,
	2007	2006

Revenues:
Oil sales, net	$1,581,661	$1,807,475

Operating Expenses
Compensation	213,718	131,127
Consulting	3,260	149,139
Depreciation, depletion and accretion	540,677	487,587
Rent	36,527	12,326
General and administrative	338,603	289,671
Production	2,331,739	3,438,339
Professional	173,393	249,105
Taxes	86,137	50,489
Total Operating Expenses	3,724,053	4,807,783

Operating Loss	(2,142,392)	(3,000,308)

Other Income (Expense)
Other income	19,097	20,000
Interest expense	(183,986)	(411,553)
Payroll tax expense and penalties	(6,004)	(6,004)
Total Other Income (Expense)	(141,585)	(397,557)

Net Loss	$(2,283,978)	$(3,397,865)

Year Ended December 31, 2007 compared to December 31, 2006

Revenues:

Revenues decreased $225,813 or 12%, to $1,581,661 for 2007 from $1,807,475 for 2006.  The decrease was due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash and the issues surrounding the change from a BDC to an oil and gas operating company.

Operating Expenses:

Operating expenses decreased $1,083,730, or 23%, to $3,724,053 for 2007 from $4,807,783 for 2006.  The decrease was primarily the result of a $1,106,600 decrease in production expense.  The decrease in production expense was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Other Income (Expense):

Other income (expense) decreased $252,972 of expense, or 647% to $141,585 of expense for 2007 from $397,557 of expense for 2006.  The change was primarily from a decrease in interest expense in 2007 from 2006.

Liquidity and Capital Resources:

Cash and cash equivalents were $133,220 at December 31, 2007 as compared to $106,902 at December 31, 2006, and working capital deficit was $5,020,647 at December 31, 2007 as compared to a working capital deficit of $3,238,489 at December 31, 2006.  The increase in the working capital deficit was primarily from a $1,531,027 increase in due to related parties and $161,864 increase in accrued interest payable.

Historical Trends:

Operating Activities

Cash provided by operating activities was $122,368 for the year ended December 31, 2007 compared to cash used of $2,115,790 for the year ended December 31, 2006.  The decrease in cash used in operations from 2006 to 2007 was primarily from an increase in the due to related parties and accrued interest payable balances in 2007 as compared to 2006.

Investing Activities

Cash used in investing activities was $144,178 for the year ended December 31, 2007 compared to cash used of $668,096 for the year ended December 31, 2006.  The decrease in cash used resulted primarily from a decrease in the investment in oil and gas properties due to the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Financing Activities

Cash provided by financing activities was $48,127 for the year ended December 31, 2007 compared to $2,374,365 of cash provided for the year ended December 31, 2006.  The change was primarily that in 2006, the Company had $2,335,245 of net cash proceeds from the issuance of common stock compared to $89,000 in 2007.

Our principal uses of cash to date have been for operating activities and we have funded our operations previously primarily by incurring indebtedness in the form of convertible debentures and issuing common stock.  Our existing debt obligations pose a significant liquidity risk to our business and stockholders by requiring us to dedicate a substantial portion of our cash flow to principal and interest payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements.  Additionally, these debt obligations may impede us from obtaining additional financing in the future for working capital, capital expenditures and other corporate requirements and may make us more vulnerable to a downturn in our business and limit our flexibility to plan for, or react to, changes in our business.

Debt:

Our debt at December 31, 2007 and 2006 consisted of the following:

Lease Payable
	December 31,
	2007	2006
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company.  As of December 31, 2007, the Company has recorded a total of $17,568 in accrued interest for this payable in the accompanying Balance Sheet.
In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.  However, as of December 31, 2007, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

As of December 31, 2007, the Company has recorded $122,671 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion did not include accrued interest that was specified in the convertible debenture documentation.  Although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of December 31, 2007.

Notes Payable

	December 31,
	2007	2006
$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on March 31, 2008	$2,000,000	$2,000,000
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6% per annum and due on February 28, 2008.	23,714	24,220
$82,825 Promissory Note, dated July 29, 1999, bearing interest at 8% per annum and due	-	40,367
	$2,023,714	$2,064,587

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

The First Extension modified the terms of the Note as follows:

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

Effective March 15, 2008, Bent Arch executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to the Note that was to become due and payable on March 31, 2008.  The Third Extension modified the terms of the Note as follows;

•	The maturity date of the Note was extended to December 31, 2008.

As of December 31, 2007, the Company has accrued $638,247 of accrued interest on the Promissory Note and is included as a component of accrued interest payable in the accompanying financial statements.

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is six percent (6%) as of December 31, 2007. As of December 31, 2007, the outstanding balance is $23,714 and is included in the Note Payable balance in the accompanying consolidated financial statements.

On July 29, 1999, PRI entered into an $82,825 promissory note with a financial institution that replaced an existing promissory note.  The promissory note was secured by certain oil and gas leases of PRI in Hondo, Medina County, Texas and guaranteed by the President of PRI.  On December 13, 2007, PRI sold the J.N. Wilson “A” lease containing 190 acres of land and $49,250 of historical cost including oil and gas properties and equipment.  The sales price of the lease was $75,000 and $45,618 of the proceeds was utilized to pay off the outstanding balance of the promissory note and accrued interest.  As a result, the balance of the promissory note is zero as of December 31, 2007.

Equity Financing

For the year ended December 31, 2007 and 2006, the Company received $89,000 and $2,335,245 of proceeds, net of offering costs, from the issuance of common stock, respectively.

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2006, our contractual obligations and commitments by type and period:
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Debt:
Lease Payable	$16,131	$16,131	$-	$-	$-
Notes Payable	2,023,714	2,023,714	-	-	-
Accrued Interest Payable	778,486	778,486	-	-	-
Total Debt	$2,818,341	$2,818,341	$-	$-	$-

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

2008 OUTLOOK

Our ability to have a successful oil and gas company is heavily dependent on securing additional capital to supplement the anticipated timeframe required for the oil and gas revenues and cash flows to be sufficient to cover our operating expenses.  As a result, we are searching for an alternative means of securing additional capital, which may include the sale of additional shares of our common stock or the issuance of additional debt securities.  Additionally, we require additional funds for working capital and for growth opportunities.  However, there is no assurance that additional equity or debt financing will be available on terms acceptable to our management or that the additional financing will be available when we require the funds.

If we are unable to obtain additional capital or successfully implement our business strategy, this will have a significant impact on our ability to continue as a going concern.

Item 7.	Financial Statements.

Our Financial Statements are attached as Appendix A (following the Exhibits) and are hereby incorporated by reference and included as part of this Annual Report.  An index to our Financial Statements is provided in response to Item 13 of this Annual Report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In February 2008, Shelly International LLC (“Shelly”) declined to stand for reelection as the Company’s principal public accountant, and the Company engaged Moore and Associates Chartered (“Moore”) with respect to the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006.  This change was not the result of any disagreements with Shelly.  The decision to engage Moore was approved by the Company’s Board of Directors.

Item 8A(T).	Controls and Procedures.

Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness(s) identified are:

1.
The Company does not have a full time Accounting Controller or Chief Financial Officer and utilizes part time consultants to perform these critical responsibilities.  This lack of full time accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.

Additionally, management determined during its internal control assessment the following weakness(s), while not considered material, are items that should be considered by the Board of Directors for resolution in the near future:

1.
The management of oil and gas leases including a schedule of oil and gas lease agreements and related documents to ensure that the Company has rights to Oil and Gas, expiration and renewal dates, contractual payments regarding royalties, taxes, improvements, etc.   This ensures correct oil and gas capital accounts, revenues and related expenses are calculated correctly by Accounting.  Additionally, the CFO should review all Oil and gas lease agreements.

2.
The Company should take steps to require that oil and gas expenditures are properly classified into the proper categories such as acquisition costs and intangible and tangible drilling costs.  Without this, the Company cannot properly determine the proper recording and disclosure of oil and gas expenditures.

3.
The Company should take steps to enhance the security for bank wire transfers.  Currently, the Subsidiary President’s and CEO provide instruction to the bookkeepers to initiate a wire transfer.  As a security enhancement, the Bank should be required to obtain approval from the CEO or CFO to make the wire transfer.

4.
The Company IT process should be strengthened as there is no disaster recover plan, no server, and the company accounting records are maintained through a consultant accountant.  The Company should consider the purchase and implementation of a server and proper back ups off site to ensure that accounting information is safeguarded.

5.	The Company should take steps to implement a policies and procedures manual.

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures as described above.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) Of the Exchange Act.

Directors and Executive Officers

The principal occupations of each of our executive officers and directors for at least the past five years are as follows:

Name	Age	Positions Held With The Company	Director Since
Charles Bitters	62	Chief Executive Officer, President and Director	2002

Charles Bitters has been Chief Executive Officer and director of the Company since 2002 and President since 2001.  Mr. Bitters has over 25 years experience in all phases of the petroleum industry including drilling of oil and gas wells and the stimulation, production and operation of oil and gas wells.  From 1997 to 2000, he was the Managing Member of Trinity Group, LLC, an oil and gas lease production company.  Mr. Bitters holds a Bachelor of Science degree from Tarleton State University.

On March 13, 2007, the Shareholders of the Company elected Charles Bitters, Larry P. Horner and John D. Powell to serve as Directors until the next annual meeting of the Shareholders of the Company or until their successors have been duly elected and qualified.  Effective October 24, 2007, Larry P. Horner resigned his position as a director of the Company due to time constraints as a result of a new full time employment position with another company. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.  Effective November 21, 2007, John Powell resigned his position as a director of the Company due to time constraints as a result of his own company. There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices.  As a result, Charles Bitters is the sole director of the Company.

There are no agreements with respect to the election of Directors. We have not previously compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. The Company does not have a standing nominating committee or audit committee  as the Board consists of a sole member, Mr. Bitters, which makes such committee’s impracticable. Mr. Bitters is the sole director participating in the consideration of director nominees.  The Company knows of no understanding or arrangement between any director, nominee for director, officer or any other person pursuant to which he was or is to be selected as a director or nominee for director or an Officer of the Company.

None of our officers and/or directors signing this annual report have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates.  Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

Code of Ethics, Whistleblower and Insider Trading Policies

On February 1, 2008, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the “Code of Ethics”).  A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-KSB. The Code of Ethics is also available free of charge by writing to the Company at 6073 Hwy 281 South, Mineral Wells, TX 76067.  The Code of Ethics establishes procedures for personal investment and restricts certain transactions by our personnel.  The Code of Ethics generally does not permit investment by our employees in securities that may be purchased or held by us.  Any updates to the Code of Ethics will be disclosed by the Company on a Form 8-K.

Additionally, the Company adopted Whistleblower and Insider Trading and Disclosure Policies on February 1, 2008.  The Whistleblower policy provides that any employee of the Company may submit a good faith complaint regarding accounting or auditing matters to the management of the Corporation without fear of dismissal or retaliation of any kind.  The Company is committed to achieving compliance with all applicable securities laws and regulations, accounting standards, accounting controls and audit practices.  The Corporation’s Board of Directors (until an Audit Committee is formally established) will oversee treatment of employee concerns in this area.

The Insider Trading Policy and Disclosure Policy provides guidance and procedures for employees, consultants, officers and directors related to Rule 10b-5 of the federal securities laws which prohibits buying or selling of a company’s stock by any person having knowledge of non-public material information concerning that company.  In this context, material information is defined as information that a reasonable investor would want to know in making a decision to buy or sell that stock.  The federal securities laws also impose certain duties on companies whose stock is publicly traded to take appropriate measures, in advance, to prevent insider trading violations.  Primarily for this reason, the Company has adopted this  policy to limit and restrict buying and selling of its stock by persons with access to non-public information in an effort to prevent violations of the antifraud provisions of the securities laws.

Family Relationships

On February 20, 2003, the Company acquired certain oil and gas properties located in Comanche and Eastland counties in the State of Texas for $2,000,000 from Proco Operating Co., Inc. (“Proco”), a company controlled by the brother of the Company's President in exchange for a promissory note.  The promissory note was transferred to Bend Arch, a wholly-owned subsidiary.   The oil and gas properties were also transferred to Bend Arch.  Subsequently,  the promissory note (“Note”) has been amended and is accruing interest at 8% with a maturity date of March 31, 2008.  The purpose of the Note is to secure payment for the oil and gas properties.

The terms of the Note include (i) the payment of interest at a rate of eight percent (8%) per annum (ii) principal and interest due and payable on March 31, 2008 (iii) no prepayment penalty (iv) payment made in excess of sixty (60) days after the due date of March 31, 2008 is a default of the Note and Bend Arch will forfeit all ownership of the related leases and wells and relinquish operations on the lease and wells to Proco, and (v) upon a default of the Note, Bend Arch will vacate the leases with no rights of ownership and execute the necessary documents to transfer the leases and wells to Proco or its assigns. Bend Arch also has a covenant that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of Proco.

If we are determined to be in default of the covenants provided for in the Note, the impact on our business could be materially detrimental.

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

The operator has a first and preferred lien on the leasehold interests of the Company against any sums due to the Operator by the Company.

Item 10.	Executive Compensation.

We provided named executive officers and our other employees with a salary to compensate them for services rendered during the fiscal year. Salary amounts for the named executive officers are determined for each executive based on his or her position and responsibility, and on past individual performance. Salary levels are typically considered annually as part of our performance review process. Merit based increases to salaries of the named executive officers are based on our board of directors’ assessment of the individual’s performance.

The following table shows for the year ended December 31, 2007, the compensation awarded or paid by the Company to its Chief Executive Officer and its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B.

Summary Compensation Table
Name and Principal Position (1)	Year	Salary ($) (2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
Charles Bitters, Chief Executive Officer	2007 2006	120,000 120,000	- -	- -	- -	- -	- -	- -	120,000 120,000

1 Mr. Bitters serves as the sole director on the Company’s board of directors and does not receive any compensation for his director roles.
2 Salary is total base salary earned, rather paid or not.  For both 2006 and 2007, Mr. Bitters earned $120,000 of salary that was accrued and unpaid.

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers, or other employees.

No director received any type of compensation from the Company for serving in such capacity during the year ended December 31, 2007.

Option Grants in Last Fiscal Year

We have no stock options at December 31, 2007 and we do not have a stock option program for the benefit of directors, officers, or other employees.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

We have no stock options at December 31, 2007 and we do not have a stock option program for the benefit of directors, officers, or other employees.

Outstanding Equity Awards at Fiscal Year-End

We do not have a stock option, stock warrant, retirement, pension, or profit-sharing program for the benefit of directors, officers, or other employees and no equity awards are outstanding at December 31, 2007.

Director Compensation

We do not have a formal plan for director compensation.  No director received any type of compensation from the Company for serving in such capacity for the year ended December 31, 2007.

Employment Contracts and Termination of Employment, and Change-in-Control Arrangements

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2006, the Company owed the Chief Executive Officer $98,225 for unpaid amounts under the agreement.  During the year ended December 31, 2007, the Company accrued but did not pay $120,000 for compensation, reduced the balance $3,000 as a correction of a deposit incorrectly recorded in fiscal 2006, reduced the balance $40,000 for payments made to the Chief Executive Officer, increased the balance $10,000 as a correction for advances made by the Chief Executive Officer previously and the Chief Executive Officer advanced $121,200 of funds on behalf of the Company.  As a result, the accrued balance as of December 31, 2007 is $306,425 and is classified as a component of Due To Related Parties in the accompanying financial statements.

In the future we may implement a retirement savings plan and medical insurance plan covering our officers and other employees.

We do not have any other contractual arrangements with our executive officers or directors, nor do we have any compensatory arrangements with our executive officers other than as described above.  Except as described above with respect to Mr. Bitters, we have not agreed to make any payments to our named executive officers because of resignation, retirement or any other termination of employment with us or our subsidiaries, or from a change in control of us, or a change in the executive’s responsibilities following a change in control.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table summarizes certain information as of March 15, 2008 with respect to the beneficial ownership of our common stock by (1) our directors and executive officers, (2) stockholders known by us to own 5% or more of the shares of our Common Stock, and (3) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, and subject to community property laws, where applicable, the person named below has voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.
Title of Class	Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Charles Bitters, CEO and Director 353 South Hackberry Ave New Braunfels, TX 78130	113,816 (b)	*
Common Stock	Joe Christopher, President of Oil America Group, Inc. 400 S. Zang Blvd., Suite 812 Dallas, TX 75208	111,000 (c)	*
Common Stock	Renny Walker, President of Production Resources, Inc. 1401 19th Street Hondo, TX 78861	131,944	*
*	Less than 1%

(a)
Under Rule 13d-3 under the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Offering. As of March 15, 2008, the Company had 19,767,055 shares of common stock issued and outstanding.

(b)	Includes 62 shares in the name of a corporation controlled by Mr. Bitter’s wife.

(c)
Includes 80,000 shares held directly by Mr. Christopher, $25,000 held directly by a company controlled by Mr. Christopher and 6,000 shares in the name of Oil America Group, Inc., which Mr. Christopher is the President and has sole voting power.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2006, the Company owed the Chief Executive Officer $98,225 for unpaid amounts under the agreement.  During the year ended December 31, 2007, the Company accrued but did not pay $120,000 for compensation, reduced the balance $3,000 as a correction of a deposit incorrectly recorded in fiscal 2006, reduced the balance $40,000 for payments made to the Chief Executive Officer, increased the balance $10,000 as a correction for advances made by the Chief Executive Officer previously and the Chief Executive Officer advanced $121,200 of funds on behalf of the Company.  As a result, the accrued balance as of December 31, 2007 is $306,425 and is classified as a component of Due To Related Parties in the accompanying financial statements.

As of December 31, 2007, the Chief Executive Officer of the Company is owed $704,703 for advances and unpaid equipment rental charges made on behalf of Bend Arch, the Company’s wholly-owed subsidiary.  As of December 31, 2006, Bend Arch owed the Chief Executive Officer $76,222 for previous advances and equipment rental charges at $4,500 per month.  During the year ended December 31, 2007, the Chief Executive Officer advanced $752,432 of funds to Bend Arch; the Company recorded $54,000 for equipment rental charges and repaid $177,950 to the Chief Executive Officer resulting in the $704,703 balance at December 31, 2007 classified as a component of Due to Related Parties in the accompanying financial statements.

At December 31, 2006, the operator of the Company’s oil and gas properties owed $88,229 to the Company and this was classified as Due from Related Party in the accompanying consolidated financial statements.  At December 31, 2007, the net amount due to the operator of the Company’s oil and gas production activities was $552,192 and is classified as a component of Due to Related Parties in the accompanying financial statements.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.

At December 31, 2006, PRI, a wholly-owned subsidiary of the Company owed $2,285 to the President of PRI for advances and this amount was classified as a component of Due to Related Parties in the accompanying financial statements.  On December 13, 2007, PRI sold the J.N. Wilson “A” lease in Medina County, Texas to a third party.   The sales price of the lease was $75,000 and $45,618 of the proceeds was utilized to pay off the outstanding balance of a promissory note and accrued interest.  The remaining $29,832 of cash was paid as a bonus to the President of PRI.  As a component of the payment, the Due to Related Party balance of $2,285 was offset against the bonus and is zero as of December 31, 2007.

On November 1, 2003, the Company entered into an operating agreement for its oil and gas production activities with Proco, a company controlled by the brother of the Company’s Chief Executive Officer.

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

Director Independence

Our common stock trades on the Over The Counter Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200).  Under this definition, we have determined that since we have only one director and who is also the Chief Executive Officer and Chief Financial Officer of the Company, we do not currently qualify as has having any independent directors.  We do not list the “independent” definition we use on our Internet website.

Item 13.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Form 10-KSB as indicated below (numbered in accordance with Item 601 of Regulation S-B):

Exhibit No.                     Exhibit Description

2.1	Certificate of Amendment to Articles of Incorporation of American Energy Production, Inc. filed with the Delaware Secretary of State (1)

3.1	Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003. (1)

3.2	Form 8-A12G for Registration of Certain Classes of Securities Pursuant to Section 12 (b) or (g) of the Securities Act of 1934 filed October 10, 2003. (1)

3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed November 19, 2003. (1)

3.4	Form N-54 Notification of Election as a Business Development Company dated January 12, 2004. (1)

3.5	Form 1-E Notification under Regulation E dated January 14, 2004. (1)

3.6	Form 1-E/A Notification under Regulation E dated June 24, 2005. (1)

3.7	Form 2-E Notification under Regulation E dated June 27, 2006. (1)

3.8	Form 2-E Notification under Regulation E dated December 11, 2006. (1)

3.9	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007. (1)

3.10	Form N-54C Notification of Withdrawal of Business Development Companies dated April 23, 2007. (1)

3.11	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed July 5, 2007. (1)

14.1	Code of Ethics *

20.1	Oil and Gas property valuation by Blue Ridge Enterprises as of December 31, 2007 *

21.1	Subsidiaries of American Energy Production, Inc. *

31.1	Certification of the Chief Executive and Chief Financial Officer of American Energy production, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*

*            Filed herewith

(1)	Incorporated by reference.

Item 14.	Principal Accountant Fees And Services

On February 18, 2008, Shelley International CPA (“Shelley”) declined to stand for re-election as the Company’s independent registered public accounting firm.  Shelley informed the Company that it would not continue as the auditor because the firm is no longer auditing public companies.  Shelley had served as the Company's independent registered public accounting firm for the unaudited quarterly reviews of the balance sheets at March 31, 2007, June 30, 2007 and September 30, 2007 and the related statements of operations, stockholders’ equity and cash flows for the periods then ended.  There were no disagreements with Shelley on any matter of accounting principles or practices, financial statement disclosure, or scope or procedures, which disagreement(s), if not resolved to the satisfaction of Shelly would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. There were no reportable events as set forth in Item 304(a)(1)(iv) of Regulation S-B.

The Company's board of directors has authorized the appointment of Moore and Associates Chartered (“Moore”) to serve as the Company's independent registered public accounting firm for the audit of the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006.   Prior to the appointment of Moore, neither the Company, nor anyone on its behalf, consulted with Moore regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. The Company has provided Shelley a copy of this report prior to its filing with the Securities and Exchange Commission (SEC) and requested Shelley to furnish a letter addressed to the SEC stating whether Shelley agrees with the above statements. A letter from Shelley is attached as Exhibit 16 to this Form 8-K.

Audit Fees:  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings.  For the year ended December 31, 2007, fees incurred by the Company from Shelly were an aggregate of $23,000 for the quarterly review associated with our Form 10-QSB filings and any amendments thereto.  For the years ended December 31, 2007 and 2006, fees incurred by the Company from Moore were zero for the annual audit of the Company's financial statements included as part of our Form 10-KSB filing.

Audit-Related Fees:  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no audit-related fees during the years ended December 31, 2007 and 2006.

Tax Services Fees:  Tax fees consist of fees billed for professional services for tax compliance.  These services include assistance regarding federal, state, and local tax compliance.  There were no tax fees during the years ended December 31, 2007 and 2006.

All Other Fees:  Other fees would include fees for products and services other than the services reported above.  There were no other fees during the years ended December 31, 2007 and 2006.

The Company does not have a standing audit committee, rather the entire Board acts as the Company’s audit committee.  Management is responsible for our internal controls and the financial reporting process.  The independent registered public accounting firm is responsible for performing an independent audit of our financial statements in accordance with auditing standards generally accepted in the United States and expressing an opinion on the conformity of those audited financial statements in accordance with accounting principles generally accepted in the United States.  The Board’s responsibility is to monitor and oversee these processes and is also directly responsible for the appointment, compensation, and oversight of the Company's independent registered public accounting firm.

The Board has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Moore, the Company's independent registered public accounting firm.  The policy requires that the Board pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the auditor's independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Board for specific pre-approval, and cannot commence until such approval has been granted.  Normally, pre-approval is provided at regularly scheduled meetings of the Board.  However, the Board may delegate pre-approval authority to one or more of its members.  The member or members to whom such authority is delegated shall report any pre-approval decisions to the Board at its next scheduled meeting.  The Board does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

The Board has reviewed the audited financial statements and met and held discussions with management regarding the audited financial statements.  Management has represented to the Board that the Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Board has discussed with Moore, the Company's independent registered public accounting firm, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees).  The Board received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the auditors the auditors' independence.

Based on the Board’s discussion with management and the independent registered public accounting firm, the Board's review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Board, the Board recommends that the audited financial statements be included in the Company's Annual Report on Form 10-KSB for the years ended December 31, 2007 and 2006, for filing with the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC.

March 31, 2008	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bitters Charles Bitters	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	March 31, 2008

American Energy Production, Inc. and Subsidiaries

-i-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American Energy Production, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Energy Production, Inc. and Subsidiaries, as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Energy Production, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has had losses from operations for the years ended December 31, 2007 and 2006, and at December 31, 2007 has minimal cash, a net working capital deficiency, a stockholders deficit and is subject to certain contingencies as discussed in Note 10, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Company Name

March 31, 2008	By:	/s/ More & Associates Chartered
More & Associates Chartered
Las Vegas, Nevada

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	12/31/2007	12/31/2006
Current Assets
Cash	$133,220	$106,902
Accounts receivable	1,205	1,327
Due from related parties	-	88,229
Other current assets	316	4,196
Total Current Assets	134,740	200,654

Property and equipment, net	4,365,765	4,781,069

Other Assets
Development programs - related party	104,392	78,626
Other	168,379	184,700
Total Other Assets	272,771	263,326

Total Assets	4,773,277	5,245,049

LIABILITIES

Current Liabilities
Accounts payable	$373,403	$327,191
Other current liabilities	175,548	165,303
Due to related parties	1,707,759	176,732
Notes payable	2,023,714	2,064,587
Accrued interest payable	778,486	616,622
Accrued payroll taxes and penalties	80,346	72,576
Lease payable	16,131	16,131
Total Current Liabilities	5,155,387	3,439,143

Asset Retirement Obligations	524,488	517,527

Total Liabilities	$5,679,875	$3,956,670

Commitments and Contingencies (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 19,767,055 shares	1,977	1,977
Common stock issuable, 596,000 and 3,000 shares	60	0
Additional paid in capital	24,067,655	23,978,714
Accumulated deficit	(24,074,640)	(21,790,662)
	(4,599)	2,190,379
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Equity (Deficit)	(906,599)	1,288,379

Total Liabilities and Stockholders' Equity (Deficit)	$4,773,277	$5,245,049

See accompanying notes to consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31,
	2007	2006

Revenues:
Oil sales, net	$1,581,661	$1,807,475

Operating Expenses
Compensation	213,718	131,127
Consulting	3,260	149,139
Depreciation, depletion and accretion	540,677	487,587
Rent	36,527	12,326
General and administrative	338,603	289,671
Production	2,331,739	3,438,339
Professional	173,393	249,105
Taxes	86,137	50,489
Total Operating Expenses	3,724,053	4,807,783

Operating Loss	(2,142,392)	(3,000,308)

Other Income (Expense)
Other income	19,097	20,000
Interest expense	(183,986)	(411,553)
Payroll tax expense and penalties	(6,004)	(6,004)
Total Other Income (Expense)	(141,585)	(397,557)

Net Loss	$(2,283,978)	$(3,397,865)

Net Loss Per Share - Basic and Diluted	$(0.12)	$(0.17)

Weighted average Shares Outstanding	19,799,299	19,770,055

See accompanying notes to consolidated financial statements.

American Energy Production, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2007 and 2006

					Common Stock			Additional		Total
	Preferred Stock		Common Stock		Issuable		Subscription	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2005	4,000,000	$400	18,114,803	$1,811	3,000	$-	$(809,500)	$21,518,584	$(18,392,797)	$2,318,498

Common stock issued for subscription receivable	-	-	100,000	10	-	-	(125,000)	124,990		-
Proceeds from payment of subscription receivable	-	-	-	-	-	-	32,500	-		32,500
Common stock issuable for cash, net of offering costs	-	-	1,492,000	149	-	-	-	2,335,097		2,335,246
Common stock issued for conversion of preferred stock	(500,000)	(50)	60,000	6	-	-	-	44		-
Adjustment for reverse split fractional shares	-	-	252	-	-	-	-	-		-
Net loss, year ended December 31, 2006	-	-	-	-	-	-	-	-	(3,397,865)	(3,397,865)

Balance at December 31, 2006	3,500,000	$350	19,767,055	$1,977	3,000	$-	$(902,000)	$23,978,715	$(21,790,662)	$1,288,379

Common stock issuable for sale of stock - $0.15 per share	-	-	-	-	593,000	60	-	88,941	-	89,000
Net loss, year ended December 31, 2007	-	-	-	-	-	-	-	-	(2,283,978)	(2,283,978)
Balance at December 31, 2007	3,500,000	$350	19,767,055	$1,977	596,000	$60	$(902,000)	$24,067,655	$(24,074,640)	$(906,598)

See accompanying notes to consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2007	2006
Cash Flows From Operating Activities:
Net loss	$(2,283,978)	$(3,397,865)
Adjustments to reconcile net loss to
net cash provided by (used in) operations:
Depreciation expense	443,062	384,118
Depletion expense	74,337	80,969
Accretion expense	23,278	22,500
Changes in operating assets and liabilities:
Accounts receivable	122	18,245
Other current assets	3,880	74,445
Other assets	16,321	(68,793)
Accounts payable	46,212	16,708
Other current liabilities	10,245	44,429
Due from related party	88,229	285,911
Due to related party	1,531,027	4,895
Accrued interest payable	161,864	408,868
Accrued payroll taxes payable	7,770	9,779
Net Cash Provided By (Used In) Operating Activities	122,368	(2,115,790)

Cash Flows From Investing Activities:
Investment in oil and gas properties	(118,411)	(629,616)
Payments for development programs - related party	(25,767)	(38,480)
Net Cash Used In Investing Activities	$(144,178)	$(668,096)

Cash Flows From Financing Activities:
Proceeds from note payable	-	6,620
Proceeds from common stock issuable, net of
offering costs of $0 and $86,660	89,000	2,335,245
Proceeds from repayment of subscription receivable	-	32,500
Repayment of note payable	(40,873)	-
Net Cash Provided By Financing Activities	48,127	2,374,365

Net Increase (decrease) in Cash	26,318	(409,521)
Cash at Beginning of Period	106,902	516,423
Cash at End of Period	133,220	106,902

Supplemental disclosure of cash flow information
Cash interest and taxes paid during the period	$-	$-

Supplemental disclosure of non-cash transactions
Capitalized asset retirement obligation	$3,841	$14,038
Retirement of asset retirement obligation from sale of properties	20,158	-
Conversion of preferred stock to common stock	-	150
Common stock issued for subscription receivable	-	250

See accompanying notes to consolidated financial statements

1.  HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our” “its”) is a publicly traded oil and gas company that is engaged primarily in the acquiring, developing, producing, exploring and selling of oil and natural gas. The Company traditionally has acquired oil and gas companies that have the potential for increased oil and natural gas production utilizing new technologies, well workovers and fracture stimulation systems. Additionally, the Company has expanded its scope of business to include the drilling of new wells with its own equipment through its wholly-owned subsidiary companies.

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

On January 12, 2004, the Company filed a Form N-54A with the Securities and Exchange Commission (“SEC”) to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (“Act”).

In May 2006, the SEC Staff issued a comment letter to the Company (the “Comment Letter”) raising a number of questions relating to the Company’s BDC operations. In response to the Comment Letter, the Company undertook a review of its compliance with the 1940 Act and subsequently determined that it was not in compliance with several important provisions of the 1940 Act. Accordingly, and after careful consideration of the 1940 Act requirements applicable to BDCs, the Board determined that continuation as a BDC was not in the best interests of the Company and its shareholders (See Note 12 – Subsequent Events).

On March 13, 2007, at a Special Meeting of Shareholders, the Shareholders approved and authorized the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act and the election of three directors to the Board.  On April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act.  The Company is no longer a BDC with unconsolidated majority-owned portfolio companies but rather be an oil and gas operating company with consolidated subsidiaries. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company has utilized April 1, 2007 as the inception date for the new business as an oil and gas operating company (See Note 12 – Subsequent Events).

At a meeting held on May 16, 2007, the Board of Directors reviewed the Company’s current business and financial performance, the recent trading range of its Common Stock and inability to obtain additional capital from the investment community with 494,170,082 shares of Common Stock issued and outstanding and 500,000,000 shares of Common Stock authorized. A a result, the Board determined that a reverse stock split was desirable and in the best interest of the Company.  On July 5, 2007, the Company filed a Definitive 14A Proxy Statement with the SEC giving notice of a special shareholders meeting to be held on August 17, 2007 for the purpose of approving a one-for-twenty five reverse stock split.  On September 14, 2007, the Company announced that all of the required steps had been completed for the one-for-twenty five reverse stock split of its common stock. In connection with the reverse stock split, the Company was assigned a new stock symbol. The Company's shares were previously quoted on the OTC Bulletin Board under the stock symbol AMEP and are now reported on the OTC Bulletin Board under the new stock symbol AENP. The new stock symbol and the reverse stock split were effective at the beginning of trading on September 14, 2007.

2.  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,283,978 and $3,397,865 for the years ended December 31, 2007 and 2006, respectively.  Additionally, at December 31, 2007, the Company has minimal cash, a negative working capital balance of $5,020,647, a stockholders’ deficit of $906,599 and is subject to certain contingencies as discussed in Note 10, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and Management cannot assure you that the Company will achieve or sustain profitability or generate sufficient cash flow from operations to meet planned capital expenditures, working capital and debt service requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the Company’s control, including the state of the capital markets and the prospects for the Company’s business. The necessary additional financing may not be available to the Company or may be available only on terms that would result in further dilution to the current owners of common stock.

Management believes that as a result of the one-for-twenty five reverse stock split recently approved by the shareholders of the Company, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial information and with the instructions to Form 10-KSB of Regulation S-B.

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of American Energy and its wholly-owned subsidiaries as of December 31, 207 and 2006 and all significant intercompany transactions, accounts and balances have been eliminated.

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying financial statements include going concern, BDC conversion, oil and gas properties, property and equipment, the evaluation of whether our assets are impaired, asset retirement obligations, revenue recognition, the valuation allowance for deferred tax assets, and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.   The actual amounts could differ materially from such estimates.

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

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.   Based upon the Company’s evaluation, no impairment was determined for the years ended December 31, 2007 and 2006.

Revenue Recognition

Revenues from sales of crude oil and natural gas products are recorded when deliveries have occurred and legal ownership of the commodity transfers to the customer.  Revenues from the production of oil and natural gas properties in which the Company shares an undivided interest with other producers are recognized based on the actual volumes sold by the Company during the period.

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of trade receivable, other receivables, other assets and accounts payable approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities.  Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2007 and 2006.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when we obtain employee services in stock-based payment transactions.

Prior to January 1, 2006, the Company recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.

Upon the adoption of SFAS 123R, the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and accounts receivable for which the carrying amounts approximate fair value.  At certain times, our demand deposits held in banks exceeded the federally insured limit of $100,000.  The Company has not experienced any losses related to these deposits.

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

Impact of Recently Issued Accounting Standards

In 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.  There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”)  110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Net Income (Loss) per Common Share

Basic earnings per share are computed only on the weighted average number of common shares outstanding during the respective periods.

BDC Conversion

As a result of the Company’s conversion from a BDC company to an oil and gas operating company, the change in accounting is considered a change in accounting principle. As a result, in accordance with Statement of Financial Accounting Standard 154, Accounting for Changes and Error Corrections, which requires that a change in accounting principle be retrospectively applied to all prior periods presented, the Company’s financial statements are presented on an operating and consolidated basis for all current and prior periods presented on a retrospective basis without regard to the BDC method of accounting.  The Company does not believe that withdrawing its election to be regulated as a BDC will have any impact on its federal income tax status, because the Company never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its shareholders) as a “regular” corporation under Subchapter C of the Internal Revenue Code.

4.    PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:
	December 31,
	2007	2006
Oil and gas properties, successful efforts	$4,320,602	$4,362,610
Other property and equipment	1,520,261	1,376,159
Total	5,840,863	5,738,769
Less: Accumulated depreciation and depletion	1,475,098	957,700
Property and equipment, net	$4,365,765	$4,781,069

On December 13, 2007, Production Resources, Inc. (“PRI”), a wholly-owned subsidiary of the Company,  sold the J.N. Wilson “A” lease in Medina County, Texas to a third party.  The lease included 190 acres of land, $49,250 of oil and gas properties and equipment at historical cost, $16,599 of oil and gas properties recorded as an asset for asset retirement obligations, offset by $20,158 of asset retirement obligation liabilities.  The sales price of the lease was $75,000 and $45,618 of the proceeds was utilized to pay off the outstanding balance of a promissory note and accrued interest (See Note 5 – Debt).  The remaining $29,832 of cash was paid as a bonus to the President of PRI (See Note 6 – Due to and From Related Parties).  As a result of the transaction, the Company recorded a $29,309 gain on the sale of properties.

5.   DEBT

Our debt at December 31, 2007 and 2006 consisted of the following:

Lease Payable
	December 31,
	2007	2006
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company.  As of December 31, 2007, the Company has recorded a total of $17,568 in accrued interest for this payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.  However, as of December 31, 2007, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized – (see Note 7 – Commitments and Contingencies and Note 8 – Related Party Transactions).

As of December 31, 2007, the Company has recorded $122,671 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion did not include accrued interest that was specified in the convertible debenture documentation.  Although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of December 31, 2007.

Notes Payable

	December 31,
	2007	2006
$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on March 31, 2008	$2,000,000	$2,000,000
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6% per annum and due on February 28, 2008.	23,714	24,220
$82,825 Promissory Note, dated July 29, 1999, bearing interest at 8% per annum and due	-	40,367
	$2,023,714	$2,064,587

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

The First Extension modified the terms of the Note as follows:

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

Effective September 25, 2007, Bent Arch executed a Second Modification and Extension Agreement (the “Second Extension”) in relation to the Note that became due and payable on the same date. The Second Extension modifies the terms of the Note as follows:

•	The maturity date of the Note was extended to March 31, 2008. (See Note 10- Subsequent Events)

As of December 31, 2007, the Company has accrued $638,247 of accrued interest on the Promissory Note and is included as a component of accrued interest payable in the accompanying financial statements.

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is six percent (6%) as of December 31, 2007. As of December 31, 2007, the outstanding balance is $23,714 and is included in the Note Payable balance in the accompanying consolidated financial statements.

On July 29, 1999, PRI entered into an $82,825 promissory note with a financial institution that replaced an existing promissory note.  The promissory note was secured by certain oil and gas leases of PRI in Hondo, Medina County, Texas and guaranteed by the President of PRI.  In 2001, the Promissory note came due and was extended with a new due date of xoxoxo.

On December 13, 2007, PRI sold the J.N. Wilson “A” lease containing 190 acres of land and $49,250 of historical cost including oil and gas properties and equipment.  The sales price of the lease was $75,000 and $45,618 of the proceeds was utilized to pay off the outstanding balance of the promissory note and accrued interest.  As a result, the balance of the promissory note is zero as of December 31, 2007.

6.  DUE TO AND FROM RELATED PARTIES

Due to Related Parties:	December 31,
	2007	2006
Due to Chief Executive Officer from salary and rental agreement with Company.	$306,425	$98,225
Due to Chief Executive Officer from advances and rental agreement with Bend Arch	704,703	76,222
Due to Operator of oil and gas properties	696,631	-
Due to President of PRI	-	2,285
Total Due To Related Parties	$1,707,759	$176,732

Due from Related Parties:	December 31,
	2007	2006
Due from Operator of oil and gas properties.	$-	$88,229
Total Due From Related Parties	$-	$88,229

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2006, the Company owed the Chief Executive Officer $98,225 for unpaid amounts under the agreement.  During the year ended December 31, 2007, the Company accrued but did not pay $120,000 for compensation, reduced the balance $3,000 as a correction of a deposit incorrectly recorded in fiscal 2006, reduced the balance $40,000 for payments made to the Chief Executive Officer, increased the balance $10,000 as a correction for advances made by the Chief Executive Officer previously and the Chief Executive Officer advanced $121,200 of funds on behalf of the Company.  As a result, the accrued balance as of December 31, 2007 is $306,425 and is classified as a component of Due To Related Parties in the accompanying financial statements.

As of December 31, 2007, the Chief Executive Officer of the Company is owed $704,703 for advances and unpaid equipment rental charges made on behalf of Bend Arch, the Company’s wholly-owed subsidiary.  As of December 31, 2006, Bend Arch owed the Chief Executive Officer $76,222 for previous advances and equipment rental charges at $4,500 per month.  During the year ended December 31, 2007, the Chief Executive Officer advanced $752,432 of funds to Bend Arch; the Company recorded $54,000 for equipment rental charges and repaid $177,950 to the Chief Executive Officer resulting in the $704,703 balance at December 31, 2007 classified as a component of Due to Related Parties in the accompanying financial statements.

At December 31, 2006, the operator of the Company’s oil and gas properties owed $88,229 to the Company and this was classified as Due from Related Party in the accompanying consolidated financial statements.  At December 31, 2007, the net amount due to the operator of the Company’s oil and gas production activities was $552,192 and is classified as a component of Due to Related Parties in the accompanying financial statements.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer (See Note 10 – Operating Agreement).

At December 31, 2006, PRI, a wholly-owned subsidiary of the Company owed $2,285 to the President of PRI for advances and this amount was classified as a component of Due to Related Parties in the accompanying financial statements.  On December 13, 2007, PRI sold the J.N. Wilson “A” lease in Medina County, Texas to a third party (See Note 4 – Property and Equipment).   The sales price of the lease was $75,000 and $45,618 of the proceeds was utilized to pay off the outstanding balance of a promissory note and accrued interest (See Note 5 – Debt).  The remaining $29,832 of cash was paid as a bonus to the President of PRI.  As a component of the payment, the Due to Related Party balance of $2,285 was offset against the bonus and is zero as of December 31, 2007.

7.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
Asset retirement obligations at beginning of period	$517,526	$480,989
Revision to estimate and additions	3,841	14,038
Other adjustments	(20,157)	-
Liabilities settled during the period	-	-
Accretion of discount	23,277	22,499
Asset retirement obligations at end of period	$524,487	$517,526

8.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 19,767,055 were issued and outstanding as of December 31, 2007.  Additionally, as of December 31, 2007, 596,000 shares were issuable as discussed below.

Effective September 14, 2007, the Company announced that all of the required steps had been completed for a one-for-twenty five reverse stock split of its common stock. In connection with the reverse stock split, the shares outstanding prior to the reverse split were 494,170,082 and after the stock split there are 19,767,055, giving effect to rounding adjustments.  In accordance with FAS 128, all share and per share amounts have been retroactively adjusted to the beginning of the period to reflect the amendment to our Articles of Incorporation for the reverse stock split.

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of December 31, 2007.  All of the preferred stock is held by the Chief Executive Officer of the Company. Under the terms of the designation, these Series A shares are not entitled to dividends.  The shares are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held.  There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock.  These shares are non-voting, however, the holders, as a class may elect two directors.

There were no changes in the common stock or preferred stock outstanding balances for the year ended December 31, 2007, except for the one-for-twenty five reverse stock split discussed previously.

Common Stock Issuable:

As of December 31, 2007 and since December 31, 2005, 3,000 shares (75,000 shares adjusted for the one-for-twenty five reverse stock split) remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of an offering in fiscal 2003.  The investor had paid for the full subscription, and as such, no amounts are due to the Company.

On December 13, 2007, the Company received $89,000 of proceeds from the sale of 593,000 shares of its $0.0001 par value common stock at $.15 per share.  The $.15 per share price was determined based upon a 40% discount to the closing market price of $.25 per share on the sale date of December 13, 2007.  The discount reflects there is no active market for the stock because it is thinly traded and that the $.25 per share is a more reflective value of the fair market value on the sales date.

9.  INCOME TAXES

There was no income tax during the years ended December 31, 2007 and 2006 due to the Company’s net loss and valuation allowance position.

The Company’s tax expense differs from the “expected” tax expense (benefit) for the years ended December 31, 2007 and 2006 (computed by applying the Federal Corporate tax rate of 35% for 2007 and 34% for 2006 to loss before taxes), as follows:
	Years Ended December 31,
	2007	2006

Computed “expected” tax benefit	$(799,392)	$(1,155,274)
Valuation allowance	799,392	1,155,274
Net taxable benefit	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2007	2006

Deferred tax assets:
Net operating loss carryforward	$790,689	$1,320,894
Accrued bonus	42,000	40,800
Asset retirement obligations	8,147	7,650
Total deferred tax assets	840,836	1,369,344
Deferred tax liabilities:
Oil and gas properties	(41,444)	(214,069)
Net deferred tax asset	799,392	1,155,274
Valuation allowance	(799,392)	(1,155,274)
Net deferred taxes	$-	$-

In assessing the recognition of deferred tax assets, management estimates it is more likely than not that the Company will be in a net loss position for the year ended December 31, 2007, the Company’s fiscal year end.  As a result, the valuation allowance has been recorded for the entire amount of the net deferred tax asset.  Net operating loss carry-forwards aggregate approximately $2,259,111 and expire in years through 2028 (see note below).

As discussed previously, on April 3, 2007, the Company filed a Form N-54C to withdraw its election to be regulated as a BDC and as of that date, is no longer a BDC under the 1940 Act.  The Company is no longer a BDC with unconsolidated majority-owned portfolio companies but rather an oil and gas operating company with consolidated subsidiaries. The results of operations for April 1, 2007 through April 3, 2007 were not material and therefore, the Company has utilized April 1, 2007 as the inception date for the new business as an oil and gas operating company.  As a result of this change, and IRS Section 382 rules, the net operating loss carry-forwards from previous years to April 1, 2007 will not be allowable and are not included in the above disclosures.

10.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Prior to December 31, 2007, the Company and certain of its wholly-owned subsidiaries were delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries were not in good standing.  The Company and its wholly-owned subsidiaries have filed the required reports and as a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future.  However, the Company may face certain penalties and interest due to the delinquent status of the reports before they were filed.

In November 2003, a settlement was negotiated with a lessor to forgive the outstanding principal and interest on the related note payable resulting from leased computers once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) personally held by the Company’s Chief Executive Officer occurred (see Note 5 – Debt and Note 8 – Related Party Transactions).  As of December 31 the transaction has not been finalized as the lessor has not agreed to the settlement.  However, the shares were transferred to the lessor in September 2003.  The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

The Company has included $80,346 of unpaid federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2007.  Although the unpaid federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $373,403 of accounts payable as of December 31, 2007 and the majority of this balance is from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records.  However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of December 31, 2007 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

As previously discussed, in May 2006, the Company received a letter of inquiry from the SEC, primarily related to its operations as a BDC and its compliance with the requirements thereto. In response to the SEC correspondence, the Company conducted a review of its compliance with the 1940 Act and determined that it was not in compliance with the 1940 Act. On March 13, 2007, a Special Meeting of Shareholders (the “Special Meeting”) of the Company was held to authorize the Board of Directors of the Company (the “Board”) to withdraw the Company’s election to be treated as a BDC under the 1940 Act and to elect to the Board, Mr. John D. Powell, Mr. Larry P. Horner and Mr. Charles Bitters.  As a result of the Special Meeting, the Shareholders approved both items and on April 3, 2007, the Company filed a Form N-54C with the SEC to effect the BDC withdrawal (See Note 12 – Subsequent Events).

11.  RELATED PARTY TRANSACTIONS

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

On November 1, 2003, the Company entered into an operating agreement for its oil and gas production activities with Proco, a company controlled by the brother of the Company’s Chief Executive Officer (See Note 5 – Due to Related Parties).

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

See Note 6 – Due to Related Parties for additional related party transactions.

12.  SUBSEQUENT EVENTS
On March 20, 2008, the Company submitted an offer of settlement to the SEC staff, pursuant to which it would consent, without admitting or denying the findings, to the entry of an order by the SEC instituting public administrative and cease-and-desist proceedings and imposing sanctions (the “Order”).

In summary, the Order finds that since electing to be regulated as a business development company (“BDC”) in January 2004, the Company has, among other things, issued senior securities without the required asset coverage, issued warrants without approval of its shareholders, issued prohibited non-voting stock, issued securities for services, failed to make and keep required records, and failed to establish a majority of non-interested directors on its board of directors. As a result, the Company violated certain provisions of the Investment Act of 1940 (the “1940 Act”). In addition, the Company failed to obtain a fidelity bond and implement a compliance program as required under the 1940 Act. Finally, the Company failed to comply with certain provisions for exemption from registration under the 1933 Act as related to Rule 609 of Regulation E because it did not file required offering status reports in connection with a securities offering commenced in January 2004.

In determining the Order, the SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff. The Order would require:

•
The Company cease and desist from committing or causing any violations and any future violations of the 1940 Act. The 1940 Act is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

•
The Regulation E exemption of the Company is permanently suspended. Regulation E is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

The Company has reached an agreement in principle with the staff of the SEC regarding its offer of settlement, subject to approval by the Commission. Although the ultimate outcome of the settlement negotiations cannot be predicted with certainty, under the settlement as currently proposed, the Company would not incur any fines or other penalties, and no action would be taken against any individuals.

Effective March 15, 2008, Bent Arch executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to the Note that was to become due and payable on March 31, 2008 (See Note 5 – Debt).  The Third Extension modified the terms of the Note as follows;

•	The maturity date of the Note was extended to December 31, 2008.

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the year ended December 31 as follows:

Acquisition of proved properties	$--
Acquisition of unproved properties	$--
Development costs	$118,411
Exploration costs	$--

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the year ended December 31, 2007:

Revenues, net of royalties	$1,581,661
Production costs	(2,331,739)
Depletion, depreciation, and valuation provisions	(540,677)
Exploration costs	--
(209,401)
Income tax expense	-
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(1,290,755)

Reserve Quantity Information

The following table presents the Company’s estimate of its proved oil and gas reserves all of which are located in the United States.  The Company emphasizes that reserve estimates are inherently imprecise and that estimates of reserves related to new discoveries are more imprecise than those for producing oil and gas properties.  Accordingly, the estimates are expected to change as future information becomes available.  The estimates have been prepared with the assistance of an independent petroleum reservoir engineering firm.  Oil reserves, which include condensate and natural gas liquids, are stated in barrels and gas reserves are stated in thousands of cubic feet.

	Oil	Gas
	(Bbls.)	(MCF)
Changes in proved developed producing reserves:
Conversion from a BDC company to an oil and gas operating company – April 1, 2007	6,944,318	1,634,943
Production – April 1, 2007 to Dec. 31, 2007	(10,125)	(60,140)
Balance at December 31, 2007	6,934,193	1,574,803

Proved developed producing reserves:
December 31, 2007	6,934,193	1,574,803

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following table, which presents a standardized measure of discounted future cash flows and changes therein relating to proved oil and gas reserves, is presented pursuant to SFAS No. 69.  In computing this data, assumptions other than those required by the Financial Accounting Standards Board could produce different results.  Accordingly, the data should not be construed as being representative of the fair market value of the Company’s proved oil and gas reserves.

Future cash inflows were computed by applying existing contract and year-end prices of oil and gas relating to the Company’s proved reserves to the estimated year-end quantities of those reserves.  Future price changes were considered only to the extent provided by contractual arrangements in existence at year end.  Future development and production costs were computed by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs.  Future income tax expenses were not considered in the future cash flows relating to the Company’s proved oil and gas reserves.  The standardized measure of discounted future cash flows at December 31, 2007, which represents the present value of estimated future cash flows using a discount rate of 10% a year, follows:

Future cash inflows	$512,426,856
Future production and development costs	(33,604,245)
Future net cash flows	479,330,556
10% annual discount for estimated timing of cash flows	(43,595,407)
Standardized measure of discounted future net cash flows	$435,755,160

See the following table for average prices utilized for the disclosed amounts above.

December 31, 2007
Average crude oil price per Bbl	$97.00
Average natural gas price per Mcf	$7.19