Form 10-Q
period 2008-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2008-05-15
CIK 1111391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

333-52812
 (Commission File Number)

American Energy Production, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	74-2945581
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

6073 Hwy 281 South, Mineral Wells, TX
(Address of principal executive offices including zip code)

(210) 410-8158
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
             Large accelerated filer ☐                                      Accelerated filer ☐
             Non-accelerated filer   ☐                                     Smaller reporting company ☑
          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☑

As of May 1, 2008, the Registrant had 20,363,389 shares outstanding of its $0.001 par value common stock.

American Energy Production, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2008

PART I
FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)	(Audited)
	3/31/2008	12/31/2007

Current Assets
Cash	$160,435	$133,220
Accounts receivable	1,205	1,205
Due from related parties	-	-
Other current assets	316	316
Total Current Assets	161,955	134,740

Property and equipment, net	4,388,685	4,365,765

Other Assets
Development programs - related party	111,573	104,392
Other	168,780	168,379
Total Other Assets	280,353	272,771

Total Assets	4,830,993	4,773,277

LIABILITIES

Current Liabilities
Accounts payable	$340,404	$373,403
Other current liabilities	175,616	175,548
Due to related parties	2,005,441	1,707,759
Note payable	2,127,440	2,023,714
Accrued interest payable	820,090	778,486
Accrued payroll taxes and penalties	82,146	80,346
Lease payable	16,131	16,131
Total Current Liabilities	5,567,268	5,155,387

Asset Retirement Obligations	530,382	524,488

Total Liabilities	$6,097,650	$5,679,875

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc.
Consolidated Balance Sheets (Continued)

Commitments and Contingencies (Note 8)

Stockholders' Deficit
	(Unaudited)	(Audited)
	3/31/2008	12/31/2007

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 20,360,389 and 19,767,055 shares, respectively	2,036	1,977
Common stock issuable, $0.0001 par value, 3,000 and 596,000 shares respectively	0	60
Additional paid in capital	24,067,655	24,067,655
Accumulated deficit	(24,434,698)	(24,074,640)
	(364,657)	(4,599)
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Deficit	(1,266,657)	(906,599)

Total Liabilities and Stockholders' Deficit	$4,830,993	$4,773,277

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues
Oil sales, net	$438,219	$391,448

Operating Expenses
Compensation	46,243	46,243
Consulting	-	3,260
Depreciation, depletion and accretion	141,301	132,807
Rent	11,810	6,662
General and administrative	47,811	82,356
Production	432,137	681,606
Professional	50,766	24,417
Taxes	24,345	33,109
Total Operating Expenses	754,413	1,010,460

Operating Loss	(316,193)	(619,012)

Other Expense
Interest expense	(42,364)	(2,925)
Payroll tax expense and penalties	(1,501)	(1,501)
Total Other Expense	(43,865)	(4,426)

Net Loss	$(360,059)	$(623,438)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted average Shares Outstanding	20,363,386	19,770,055

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(360,059)	$(623,438)
Adjustments to reconcile net loss to
net cash provided by operations:
Depreciation expense	115,506	106,269
Depletion expense	19,901	20,701
Accretion expense	5,894	5,838
Changes in operating assets and liabilities:
Accounts receivable	-	47
Other current assets	-	3,759
Other assets	(402)	3,536
Accounts payable	(32,999)	3,158
Other current liabilities	68	17,189
Due from related party	-	88,229
Due to related party	297,682	422,968
Accrued interest payable	41,604	2,453
Accrued payroll taxes payable	1,800	(28)
Net Cash Provided By Operating Activities	88,996	50,680

Cash Flows From Investing Activities:
Investment in property and equipment	(158,326)	(32,313)
Payments for development programs - related party	(7,180)	(10,520)
Net Cash Used In Investing Activities	(165,506)	(42,833)

Cash Flows From Financing Activities:
Proceeds from note payable	103,725	-
Repayment of note payable	-	(6,362)
Net Cash Provided By (used In) Financing Activities	103,725	(6,362)

Net Increase in Cash	27,215	1,486
Cash at Beginning of Period	133,220	106,902
Cash at End of Period	$160,435	$108,388

Cash interest paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.           HISTORY AND NATURE OF BUSINESS

Basis of Presentation and Concentration

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements at December 31, 2007 included in the Company's Form 10-KSB (“2007 10-KSB”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the 2007 10-KSB.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. However, the Company’s March 31, 2007 10-Q filing was not on a consolidated basis due to the Company’s Business Development Company (“BDC “) reporting status at that time and as discussed under BDC Conversion below, the March 31, 2007 amounts disclosed in this form 10-Q have been retrospectively applied to be comparable with the March 31, 2008 amounts.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.  HISTORY AND NATURE OF BUSINESS

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $360,059 for the three months ended March 31, 2008.  Additionally, at March 31, 2008, the Company has minimal cash, has a negative working capital balance of $5,405,313, a stockholders’ deficit of $1,266,657 and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements as of March 31, 2008 include the general accounts of American Energy and its wholly-owned subsidiaries Bend Arch Petroleum, Inc., Production Resources, Inc., Oil America Group, Inc. and AMEP Strategic Investments, Inc.  All significant intercompany transactions, accounts and balances have been eliminated.

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

Reclassifications

Certain amounts in the March 31, 2007 financial statements have been reclassified to conform to the March 31, 2008 presentation.

4.	PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	March 31,	December 31,
	2008	2007
Oil and gas properties, successful efforts method	$4,320,602	$4,320,602
Other property and equipment	1,678,588	1,520,262
Total	5,999,180	5,840,864
Less: Accumulated depreciation and depletion	1,610,505	1,475,099
Property and equipment, net	$4,388,685	$4,365,765

5.     DEBT

Significant changes in our debt for the three months ended March 31, 2008 were as follows:

Effective March 15, 2008, Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to a $2,000,000 promissory note accruing interest at 8% (“Note”) that was to become due and payable on March 31, 2008.  The Note is with Proco Operating Co., (“Proco”) a company controlled by the brother of the Company’s Chief Executive Officer.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  As of March 31, 2008, the Company has accrued $678,137 of accrued interest on the Promissory Note and is included as a component of accrued interest payable in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  As of March 31, 2008, the Company has not completed the documentation of the note payable with the specific payment terms and the $103,000 has been classified as a component of Notes Payable in the accompanying unaudited consolidated financial statements.

6.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the period from January 1, 2007 to March 31, 2008:

Asset retirement obligations at beginning of period	$524,488
Revision to estimate and additions	-
Liabilities settled during the period	-
Accretion of discount	5,894
Asset retirement obligations at end of period	$530,382

7.  STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 20,360,389 were issued and outstanding as of March 31, 2008.  Additionally, as of March 31, 2008, 3,000 shares were issuable.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of March 31, 2008.  All of the preferred stock is held by the Chief Executive Officer of the Company.

Except for the issuance of common stock that was classified as issuable at December 31, 2007 (see below), there were no changes in the common stock, common stock issuable or preferred stock outstanding balances for the three months ended March 31, 2008.

Common Stock Issuable:

On December 13, 2007, the Company received $89,000 of proceeds from the sale of 593,334 shares of its $0.0001 par value common stock at $.15 per share and was classified as common stock issuable at December 31, 2007.  In January 2008, the shares of common stock were issued by the transfer agent and have been reflected as common stock in the accompanying unaudited consolidated financial statements.

8.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable and accrued expenses as of March 31, 2008.

Prior to September 30, 2007, the Company and certain of its wholly-owned subsidiaries were delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries were not in good standing.  The Company and its wholly-owned subsidiaries have filed the required reports and as a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future.  However, as of March 31, 2008, the Company and certain wholly-owned subsidiaries were still not in good standing even though the required reports have been filed.  Management is investigating the reason for the delay in receiving a good standing status and is confident that this will be obtained in the near future.  However, the Company may face certain penalties and interest due to the delinquent status of the reports before they were filed.

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

Due to Related Parties:
	March 31,	December 31,
	2008	2007
Due to Chief Executive Officer from salary and rental agreement with Company.	$400,425	$306,425
Due to Chief Executive Officer from advances and rental agreement with Bend Arch	783,203	704,703
Due to Operator of oil and gas properties	821,813	696,631
Total Due To Related Parties	$2,005,441	$1,707,759

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2007, the Company owed the Chief Executive Officer $306,425 for unpaid amounts under the agreement.  During the three months ended March 31, 2008, the Company accrued but did not pay $30,000 for compensation due to the CEO and the CEO personally advanced $64,000 of funds on behalf of the Company.  As a result, the accrued balance as of March 31, 2008 is $400,425 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2007, the Chief Executive Officer of the Company was owed $704,703 for advances and unpaid equipment rental charges made on behalf of Bend Arch, the Company’s wholly-owned subsidiary.  During the three months ended March 31, 2008, the Chief Executive Officer personally advanced $70,500 of funds to Bend Arch; the Company recorded $13,500 for equipment rental charges and repaid $5,500 to the Chief Executive Officer.  As a result, the accrued balance as of March 31, 2008 is $783,203 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2007, the operator of the Company’s oil and gas properties was owed $696,631 by the Company.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  During the three months ended March 31, 2008, the Company increased the amount due to Proco for incurred operator expenses, decreased the amount owed by $271,252 for accrued and unpaid oil and gas sales, offset by $110,000 of cash payments from Proco for accrued oil and gas sales.  As a result, the accrued balance as of March 31, 2008 is $821,813 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and schedules thereto included in our annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

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

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $360,059 for the three months ended March 31, 2008. Additionally, the Company has a negative working capital balance of $5,405,313 and a stockholders’ deficit of $1,266,657 at March 31, 2008 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying unaudited consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT DEVELOPMENTS

Effective March 15, 2008, Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to a $2,000,000 promissory note accruing interest at 8% (“Note”) that was to become due and payable on March 31, 2008.  The Note is with Proco Operating Co., (“Proco”) a company controlled by the brother of the Company’s Chief Executive Officer.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  As of March 31, 2008, the Company has not completed the documentation of the note payable with the specific payment terms and the $103,000 has been classified as a component of Notes Payable in the accompanying unaudited consolidated financial statements.

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

RESULTS OF OPERATIONS

The following discussion of the results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto for the periods presented included in this Form 10-Q.

Three Months ended March 31, 2008 compared to Three Months Ended March 31, 2007.

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Oil sales, net	$438,219	$391,448

Operating Expenses
Compensation	46,243	46,243
Consulting	-	3,260
Depreciation, depletion and accretion	141,301	132,807
Rent	11,810	6,662
General and administrative	47,811	82,356
Production	432,137	681,606
Professional	50,766	24,417
Taxes	24,345	33,109
Total Operating Expenses	754,413	1,010,460

Operating Loss	(316,193)	(619,012)

Other Income (Expense)
Other income	-	-
Gain on sale of properties
Interest expense	(42,364)	(2,925)
Payroll tax expense and penalties	(1,501)	(1,501)
Total Other Income (Expense)	(43,865)	(4,426)

Net Loss	$(360,059)	$(623,438)

Revenues:

Revenues decreased $46,771 or1 2%, to $438,219 for 2008 from $391,448 for 2007.  The increase was primarily due to increases market pricing for oil and gas.

Operating Expenses:

Operating expenses decreased $256,047, or 25%, to $754,413 for 2008 from $1,010,460 for 2007.  The decrease was primarily the result of a $249,269 decrease in production.  The decrease in production expense was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Other Income (Expense):

Other income (expense) increased $39,439 of expense, or 891% to $43,865 of expense for 2008 from 4,426 of expense for 2007.  The increase was primarily for interest expense related to notes payable.

Liquidity and Capital Resources

Cash and cash equivalents were $160,435 at March 31, 2008 as compared to $133,220 at December 31, 2007, and working capital deficit was $5,405,315 at March 31, 2008 as compared to a working capital deficit of $5,020,647 at December 31, 2007.  The increase in the working capital deficit was primarily from a $297,682 increase in due to related parties and $103,725 increase in notes payable.

Operating Activities

Cash provided by operating activities was $88,996 for the three months ended March 31, 2008 compared to cash provided of $50,680 for the three months ended March 31, 2007.  The increase in cash provided by operations from 2007 to 2008 was primarily from a decrease of the net loss, offset by a decrease in due to related parties and due from related parties.

Investing Activities

Cash used in investing activities was $165,506 for the three months ended March 31, 2008 compared to cash used of $42,833 for the three months ended March 31, 2007.  The increase in cash used resulted primarily from an increase in the investment in property and equipment.

Financing Activities

Cash used in financing activities was $103,725 for the three months ended March 31, 2008 compared to $6,362 of cash used in financing activities for the three months ended March 31, 2007. The 2008 amount is from the issuance of a note payable for the purchase of property and equipment and the 2007 amount is from the repayment of a note payable.

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

Debt

Significant changes in our debt for the three months ended March 31, 2008 were as follows:

Effective March 15, 2008, Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to a $2,000,000 promissory note accruing interest at 8% (“Note”) that was to become due and payable on March 31, 2008.  The Note is with Proco Operating Co., (“Proco”) a company controlled by the brother of the Company’s Chief Executive Officer.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  As of March 31, 2008, the Company has not completed the documentation of the note payable with the specific payment terms and the $103,000 has been classified as a component of Notes Payable in the accompanying unaudited consolidated financial statements.

Equity Financing

There was no equity financing for the three months ended March 31, 2008 and 2007, respectively.

Liquidity

To continue with our business plan, we will require additional working capital as we have not been generating sufficient cash from operations to fund our operating activities through the end of fiscal 2008.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate revenues and cash flow from its business plan as an oil and gas operating company.

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

Item 4T.  Controls and Procedures

Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are not effective to ensure that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Quarterly Report on Internal Control Over Financial Reporting. (a) The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

4.
The Company IT process should be strengthened as there is no disaster recover plan, no server, and the company accounting records are maintained through a consultant accountant.  The Company should consider the purchase and implementation of a server and proper backups off site to ensure that accounting information is safeguarded.

5.	The Company should take steps to implement a policies and procedures manual.

In order to mitigate all of the above weaknesses(s), to the fullest extent possible, all financial reports are reviewed by the Chief Executive Officer as well as the Board of Directors for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. The Company has retained a third-party accounting and financial consulting firm to assist with the complex technical oil and gas issues and as soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures as described above.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting

PART II - Other Information

Item 5. Other Information

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

Exhibit No.	Description of Exhibit

2.1	Certificate of Amendment to Articles of Incorporation of American Energy Production, Inc. filed with the Delaware Secretary of State (1)

3.1	Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003. (1)

3.2	Form 8-A12G for Registration of Certain Classes of Securities Pursuant to Section 12 (b) or (g) of the Securities Act of 1934 filed October 10, 2003. (1)

3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed November 19, 2003. (1)

3.4	Form N-54 Notification of Election as a Business Development Company dated January 12, 2004. (1)

3.5	Form 1-E Notification under Regulation E dated January 14, 2004. (1)

3.6	Form 1-E/A Notification under Regulation E dated June 24, 2005. (1)

3.7	Form 2-E Notification under Regulation E dated June 27, 2006. (1)

3.8	Form 2-E Notification under Regulation E dated December 11, 2006. (1)

3.9	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007. (1)

3.10	Form N-54C Notification of Withdrawal of Business Development Companies dated April 23, 2007. (1)

3.11	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed July 5, 2007. (1)

14.1	Code of Ethics (1)

20.1	Oil and Gas property valuation by Blue Ridge Enterprises as of December 31, 2007 (1)

21.1	Subsidiaries of American Energy Production, Inc. (1)

31.1	Certification of the Chief Executive and Chief Financial Officer of American Energy production, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*

   *           Filed herewith

(1)	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

May 15, 2008	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer, Principal Executive and Financial Officer, Director