Form 10KSB/A
period 2007-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2008-07-24
CIK 1111391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549
__________

FORM 10-KSB/A
__________
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the small business issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

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

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 that was originally filed with the Securities and Exchange Commission on March 31, 2008 is being filed to amend our certification filed pursuant to Exchange Act Rule 13a-14(a). Our certification was not in the exact form prescribed by Item 601(b)(31) of Regulation S-B as it omitted (i) paragraph 4(b) and (ii) the portion of the introductory language in paragraph 4 that refers to the responsibility of the certifying officers for establishing and maintaining the registrant's internal control over financial reporting.

Other than the change noted above, this Amendment No. 1 on Form 10-KSB/A does not change our previously reported consolidated financial statements or any of the other disclosures previously contained in the Form 10-KSB filed on March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC.

July 24, 2008	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the small business issuer and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bitters	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	July 24, 2008
Charles Bitters

/s/ Joe Christopher	Director	July 24, 2008
Joe Christopher