Form 10-Q
period 2008-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2008-08-13
CIK 1111391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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
Yes   X   No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]                                        Accelerated filer [ ]
           Non-accelerated filer [ ]                                          Smaller reporting company [X]
          (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

As of August 1, 2008, the Registrant had 20,360,389 shares outstanding of its $0.001 par value common stock.

American Energy Production, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2008

Page
Part I-Financial Information

Item 1. Financial Statements	3

Consolidated Balance Sheets at June 30, 2008 (Unaudited) and
December 31, 2007 (Audited)	3

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2008 and 2007 (Unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2008 and 2007 (Unaudited)	6

Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 4T. Controls and Procedures	17

Part II-Other Information

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

PART I
FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	6/30/2008	12/31/2007

Current Assets
Cash	$139,877	$133,220
Accounts receivable	1,205	1,205
Other current assets	316	316
Total Current Assets	141,397	134,740

Property and equipment, net	4,307,308	4,365,765

Other Assets
Development programs - related party	119,077	104,392
Other	246,810	168,379
Total Other Assets	365,887	272,771

Total Assets	4,814,591	4,773,277

LIABILITIES

Current Liabilities
Accounts payable	$327,153	$373,403
Other current liabilities	254,071	175,548
Due to related parties	2,327,395	1,707,759
Notes payable	2,114,321	2,023,714
Accrued interest payable	861,795	778,486
Accrued payroll taxes and penalties	81,159	80,346
Lease payable	16,131	16,131
Total Current Liabilities	5,982,025	5,155,387

Asset Retirement Obligations	536,276	524,488

Total Liabilities	$6,518,301	$5,679,875

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries Consolidated Balance Sheets (Continued)

Commitments and Contingencies (Note 8)

Stockholders' Deficit
	(Unaudited)
	6/30/2008	12/31/2007

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 20,360,389 and 19,767,055 shares, respectively	2,036	1,977
Common stock issuable, $0.0001 par value, zero and 596,000 shares respectively	-	60
Additional paid in capital	24,067,655	24,067,655
Accumulated deficit	(24,871,750)	(24,074,640)
	(801,709)	(4,599)
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Deficit	(1,703,709)	(906,599)

Total Liabilities and Stockholders' Deficit	$4,814,591	$4,773,277

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Oil sales, net	$553,445	$347,638	$991,664	$739,086

Operating Expenses
Compensation	46,242	45,645	92,484	91,887
Consulting	-	-	-	3,260
Depreciation, depletion and accretion	151,550	158,285	292,851	291,092
Rent	10,452	9,505	22,262	16,167
General and administrative	55,204	118,282	103,015	200,444
Production	618,264	587,801	1,050,401	1,265,734
Professional	26,334	86,228	77,100	110,645
Taxes	37,731	14,594	62,076	47,703
Website	1,080	-	1,080	-
Total Operating Expenses	946,855	1,016,473	1,701,268	2,026,933

Operating Loss	(393,411)	(668,835)	(709,604)	(1,287,847)

Other Income (Expense)
Other income	303	-	303	-
Interest expense	(42,443)	(42,807)	(84,807)	(85,973)
Payroll tax expense and penalties	(1,501)	(1,501)	(3,002)	(3,002)
Total Other Income (Expense)	(43,641)	(44,308)	(87,507)	(88,975)

Net Loss	$(437,052)	$(713,143)	$(797,111)	$(1,376,822)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)

Weighted average Shares Outstanding	20,363,356	19,770,055	20,363,371	19,770,055

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(797,111)	$(1,376,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	241,261	238,691
Depletion expense	39,802	40,727
Accretion expense	11,788	11,675
Changes in operating assets and liabilities:
Accounts receivable	-	122
Other current assets	-	3,880
Other assets	(78,431)	16,070
Accounts payable	(46,250)	45,819
Other current liabilities	78,522	17,218
Due from related party	-	88,229
Due to related party	619,636	986,295
Accrued interest payable	83,309	85,019
Accrued payroll taxes payable	813	3,120
Net Cash Provided By Operating Activities	153,339	160,042

Cash Flows From Investing Activities:
Investment in property and equipment	(222,605)	(129,983)
Payments for development programs - related party	(14,685)	(18,653)
Net Cash Used In Investing Activities	$(237,289)	$(148,635)

Cash Flows From Financing Activities:
Proceeds from note payable	90,607	-
Repayment of note payable	-	(10,557)
Net Cash Provided By (Used In) Financing Activities	90,607	(10,557)

Net Increase in Cash	6,657	850
Cash at Beginning of Period	133,220	106,902
Cash at End of Period	139,877	107,752

Cash interest paid	$-	$-

Supplemental disclosure of non-cash transactions
Capitalized asset retirement obligation	$-	$3,841
Write off of common stock issuable – 3,000 shares	0	-

See accompanying notes to unaudited consolidated financial statements.

1.           HISTORY AND NATURE OF BUSINESS

Basis of Presentation and Concentration

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements at December 31, 2007 included in the Company's Form 10-KSB/A (“2007 10-KSB”) filed with the Securities and Exchange Commission (“SEC”) on July 24, 2008. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the 2007 10-KSB.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
2. Production acquisitions.
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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $437,052 and $797,111 for the three and six months ended June 30, 2008, respectively.  Additionally, at June 30, 2008, the Company has minimal cash, has a negative working capital balance of $5,840,628, a stockholders’ deficit of $1,703,709 and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements as of June 30, 2008 include the general accounts of American Energy and its wholly-owned subsidiaries Bend Arch Petroleum, Inc., Production Resources, Inc., Oil America Group, Inc. and AMEP Strategic Investments, Inc.  All significant intercompany transactions, accounts and balances have been eliminated.

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

Reclassifications

Certain amounts in the June 30, 2007 consolidated financial statements have been reclassified to conform to the June 30, 2008 presentation.

4.    PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	June 30,	December 31,
	2008	2007
Oil and gas properties, successful efforts method	$4,320,602	$4,320,602
Other property and equipment	1,742,867	1,520,262
	6,063,469	5,840,864
Less: Accumulated depreciation and depletion	1,756,161	1,475,099
Property and equipment, net	$4,307,308	$4,365,765

5.     DEBT

Significant changes in our debt for the six months ended June 30, 2008 were as follows:

Effective March 15, 2008, Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to a $2,000,000 promissory note accruing interest at 8% (“Note”) that was to become due and payable on March 31, 2008.  The Third Extension modifies the maturity date of the Note to December 31, 2008.   All other terms and conditions of the Note, the First Extension and the Second Extension remain the same.

The Note is with Proco Operating Co., (“Proco”) a company controlled by the brother of the Company’s Chief Executive Officer.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  As of June 30, 2008, the Company has accrued $718,027 of accrued interest on the Note and is included as a component of accrued interest payable in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the three months ended June 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of June 30, 2008 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of June 30, 2008, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

6.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the period from January 1, 2007 to June 30, 2008:

Asset retirement obligations at beginning of period	$524,488
Accretion of discount	11,788
Asset retirement obligations at end of period	$536,276

7.     STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 20,360,389 were issued and outstanding as of June 30, 2008.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of June 30, 2008.  All of the preferred stock is held by the Chief Executive Officer of the Company.

Except for the issuance of common stock that was classified as issuable at December 31, 2007 (see below), there were no changes in the common stock, common stock issuable or preferred stock outstanding balances for the six months ended June 30, 2008.

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

In June 2008, the Company made the decision to write off 3,000 shares of common stock classified as issuable since 2003.  The original amount was 75,000 shares and was adjusted to 3,000 shares after giving effect for the one-for-twenty five reverse stock split in 2007.  The shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of an offering in fiscal 2003.  The investor has paid for the full subscription, and as such, no amounts are due to the Company and the Company has not been able to contact the investor.

8.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable and accrued expenses as of June 30, 2008.

Prior to September 30, 2007, the Company and certain of its wholly-owned subsidiaries were delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries were not in good standing.  The Company filed all of those required past due reports.  However, the State of Texas franchise tax reports for the year ended December 31, 2007 were not filed on or before the required May 15, 2008 deadline.  The Company is in the process of completing these reports.  As a result, as of June 30, 2008, the Company and certain wholly-owned subsidiaries are not in good standing and the Company and certain of its wholly-owned subsidiaries may face certain penalties and interest due to the delinquent status of the reports.

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

o
The Company cease and desist from committing or causing any violations and any future violations of the 1940 Act. The 1940 Act is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

o
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

Due to Related Parties:
	June 30,	December 31,
	2008	2007
Due to Chief Executive Officer from salary and rental agreement with Company.	$430,925	$306,425

Due to Chief Executive Officer from advances and rental agreement with Bend Arch	807,323	704,703

Due to Operator of oil and gas properties	1,089,267	696,631

Total Due To Related Parties	$2,327,395	$1,707,759

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2007, the Company owed the Chief Executive Officer $306,425 for unpaid amounts under the agreement.  During the six months ended June 30, 2008, the Company accrued but did not pay $60,000 for compensation due to the CEO, the CEO personally advanced $73,000 of funds on behalf of the Company and the Company paid back $8,500 to the CEO.  As a result, the accrued balance as of June 30, 2008 is $430,925 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2007, the Chief Executive Officer of the Company was owed $704,703 for advances and unpaid equipment rental charges made on behalf of Bend Arch, the Company’s wholly-owned subsidiary.  During the six months ended June 30, 2008, the Chief Executive Officer personally advanced $94,000 of funds to Bend Arch; the Company recorded $27,000 for equipment rental charges and repaid $18,500 to the Chief Executive Officer.  As a result, the accrued balance as of June 30, 2008 is $807,203 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2007, the operator of the Company’s oil and gas properties was owed $696,631 by the Company.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  During the six months ended June 30, 2008, the Company increased the amount by $616,128 due to Proco for incurred operator expenses, decreased the amount owed by $650,342 for accrued and unpaid oil and gas sales, offset by $426,850 of cash payments from Proco for accrued oil and gas sales.  As a result, the accrued balance as of June 30, 2008 is $1,089,267 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and schedules thereto included in our annual report on Form 10-KSB/A for the year ended December 31, 2007 filed with the SEC on July 24, 2008.

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
2. Production Acquisitions.
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

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $437,052 and $797,111 for the three and six months ended June 30, 2008, respectively.  Additionally, the Company has a negative working capital balance of $5,840,628 and a stockholders’ deficit of $1,703,709 at June 30, 2008 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying unaudited consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

o
The Company cease and desist from committing or causing any violations and any future violations of the 1940 Act. The 1940 Act is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

o
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

In June 2008, the Company made the decision to write off 3,000 shares of common stock classified as issuable since 2003.  The original amount was 75,000 shares and was adjusted to 3,000 shares after giving effect for the one-for-twenty five reverse stock split in 2007.  The shares remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of an offering in fiscal 2003.  The investor has paid for the full subscription, and as such, no amounts are due to the Company and the Company has not been able to contact the investor.

RESULTS OF OPERATIONS

The following discussion of the results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto for the periods presented included in this Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Oil sales, net	$553,445	$347,638	$991,664	$739,086

Operating Expenses
Compensation	46,242	45,645	92,484	91,887
Consulting	-	-	-	3,260
Depreciation, depletion and accretion	151,550	158,285	292,851	291,092
Rent	10,452	9,505	22,262	16,167
General and administrative	55,204	118,088	103,015	200,444
Production	618,264	584,127	1,050,401	1,265,734
Professional	26,334	86,228	77,100	110,645
Taxes	37,731	14,594	62,076	47,703
Total Operating Expenses	946,855	1,016,473	1,701,268	2,026,933

Operating Loss	(393,411)	(668,835)	(709,604)	(1,287,847)

Other Income (Expense)
Other income	303	-	303	-
Interest expense	(42,443)	(42,807)	(84,807)	(85,973)
Payroll tax expense and penalties	(1,501)	(1,501)	(3,002)	(3,002)
Total Other Income (Expense)	(43,641)	(44,308)	(87,507)	(88,975)

Net Loss	$(437,052)	$(713,143)	$(797,111)	$(1,376,822)

Three Months ended June 30, 2008 compared to Three Months Ended June 30, 2007.

Revenues:

Revenues increased $205,807 or 59%, to $553,445 for 2008 from $347,638 for 2007.  Revenues for 2008 were comprised of $341,573 of oil sales (2,975 barrels of oil), $211,209 of natural gas sales (18,818 MCF) and $663 of royalties.   Revenues for 2007 were comprised of $195,704 of oil sales (3,262 barrels of oil), $150,191 of natural gas sales (19,590 MCF) and $1,743 of royalties.  Although production volume decreased, revenues increased due to increased market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $69,617, or 7%, to $946,855 for 2008 from $1,016,473 for 2007.  The decrease was primarily for general and administrative and professional expenses. The decrease in general and administrative and professional expense was related to the Company no longer incurring the substantial costs of being a BDC and to exit the business plan of being a BDC.

Other Income (Expense):

Other income (expense) increased $667 of expense, or 2% to $43,641 of expense for 2008 from $44,308 of expense for 2007.  The decrease was primarily for $303 of interest income in 2008 for Bend Arch bank account versus zero in 2007 and a $364 decrease in interest expense related to notes payable.

Six Months ended June 30, 2008 compared to Six Months Ended June 30, 2007.

Revenues:

Revenues increased $252,578 or 34%, to $991,664 for 2008 from $739,086 for 2007.  Revenues for 2008 were comprised of $621,613 of oil sales (6,138 barrels of oil), $369,388 of natural gas sales (35,809 MCF) and $663 of royalties.   Revenues for 2007 were comprised of $437,125 of oil sales (7,281 barrels of oil), $300,218 of natural gas sales (41,378 MCF) and $1,743 of royalties.  Although production volume decreased, revenues increased due to increased market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $325,664, or 16%, to $1,701,268 for 2008 from $2,026,933 for 2007.  The decrease was primarily the result of a $215,332 decrease in production expense and a $97,430 decrease in general and administrative expense.  The decrease in production expense was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash. The decrease in general and administrative expense was related to the Company no longer incurring the substantial costs of being a BDC and to exit the business plan of being a BDC.

Other Income (Expense):

Other income (expense) decreased $1,469 of expense, or 2% to $87,507 of expense for 2008 from $88,975 of expense for 2007.  The decrease was primarily for $303 of interest income in 2008 for Bend Arch bank account versus zero in 2007 and a $1,166 decrease in interest expense related to notes payable.

Liquidity and Capital Resources

Cash and cash equivalents were $139,877 at June 30, 2008 as compared to $133,220 at December 31, 2007, and working capital deficit was $5,840,628 at June 30, 2008 as compared to a working capital deficit of $5,020,647 at December 31, 2007.  The increase in the working capital deficit was primarily from a $619,636 increase in due to related parties.

Operating Activities

Cash provided by operating activities was $153,339 for the six months ended June 30, 2008 compared to cash provided of $160,042 for the six months ended June 30, 2007.  The decrease in cash provided by operations from 2007 to 2008 was primarily from a decrease of the net loss, offset by an increase in due to related parties.

Investing Activities

Cash used in investing activities was $237,289 for the six months ended June 30, 2008 compared to cash used of $148,635 for the six months ended June 30, 2007.  The increase in cash used resulted primarily from an increase in the investment in property and equipment.

Financing Activities

Cash used in financing activities was $90,607 for the six months ended June 30, 2008 compared to $10,557 of cash used in financing activities for the six months ended June 30, 2007. The 2008 amount is from the issuance of a note payable for the purchase of property and equipment and the 2007 amount is from the repayment of a note payable.

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

Debt

Significant changes in our debt for the six months ended June 30, 2008 were as follows:

Effective March 15, 2008, Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company executed a Third Modification and Extension Agreement (the “Third Extension”) in relation to a $2,000,000 promissory note accruing interest at 8% (“Note”) that was to become due and payable on March 31, 2008.  The Third Extension modifies the maturity date of the Note to December 31, 2008.   All other terms and conditions of the Note, the First Extension and the Second Extension remain the same.

The Note is with Proco Operating Co., (“Proco”) a company controlled by the brother of the Company’s Chief Executive Officer.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  As of June 30, 2008, the Company has accrued $718,027 of accrued interest on the Promissory Note and is included as a component of accrued interest payable in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the three months ended June 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of June 30, 2008 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of June 30, 2008, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

Equity Financing

There was no equity financing for the six months ended June 30, 2008 and 2007, respectively.

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

Our ability to obtain additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock and the prospects for our business.  Additionally, any necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. Failure to obtain commitments for interim financing and subsequent project financing would have a material adverse effect on our business, results of operations and financial condition. If the financing we require to sustain our working capital needs is unavailable or insufficient or we do not receive the necessary financing, we may be unable to continue as a going concern.

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

Management's Quarterly Report on Internal Control Over Financial Reporting. (a) The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and that our financial reporting controls were not effective.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

4.
The Company IT process should be strengthened as there is no disaster recovery plan, no server, and the company accounting records are maintained through a consultant accountant.  The Company should consider the purchase and implementation of a server and proper backups off site to ensure that accounting information is safeguarded.

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

o
The Company cease and desist from committing or causing any violations and any future violations of the 1940 Act. The 1940 Act is only available to BDC companies and does not apply to the Company in its current structure as an oil and gas operating company.

o
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

Signature	Title	Date

/s/ Charles Bitters Charles Bitters	Chief Executive Officer, Principal Executive and Financial Officer, Director	August 14, 2008