Form 10-Q
period 2008-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2008-11-14
CIK 1111391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

As of November 1, 2008, the Registrant had 20,360,389 shares outstanding of its $0.001 par value common stock.

American Energy Production, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2008

PART I
FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	(Unaudited)
	9/30/2008	12/31/2007

Current Assets
Cash	$147,654	$133,220
Accounts receivable	1,205	1,205
Other current assets	316	316
Total Current Assets	149,175	134,740

Property and equipment, net	4,164,441	4,365,765

Other Assets
Development programs - related party	126,996	104,392
Other	257,765	168,379
Total Other Assets	384,761	272,771

Total Assets	4,698,378	4,773,277

LIABILITIES

Current Liabilities
Accounts payable	$319,403	$373,403
Other current liabilities	263,459	175,548
Due to related parties	2,731,445	1,707,759
Notes payable	2,114,686	2,023,714
Accrued interest payable	904,039	778,486
Accrued payroll taxes and penalties	82,660	80,346
Lease payable	16,131	16,131
Total Current Liabilities	6,431,824	5,155,387

Asset Retirement Obligations	542,170	524,488

Total Liabilities	$6,973,994	$5,679,875

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
September 30, 2008
Balance Sheets (Continued)

Commitments and Contingencies (Note 8)

Stockholders' Deficit
	(Unaudited)
	9/30/2008	12/31/2007

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 20,360,389 and 19,767,055 shares, respectively	2,037	1,977
Common stock issuable, $0.0001 par value, zero and 596,000 shares respectively	(0)	60
Additional paid in capital	24,067,655	24,067,655
Accumulated deficit	(25,443,657)	(24,074,640)
	(1,373,615)	(4,599)
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Deficit	(2,275,615)	(906,599)

Total Liabilities and Stockholders' Deficit	$4,698,379	$4,773,277

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Oil and Gas sales, net	$539,132	$368,203	$1,530,796	$1,107,289

Operating Expenses
Compensation	46,243	46,243	138,727	138,130
Consulting	-	-	-	3,260
Depreciation, depletion and accretion	148,760	139,812	441,611	407,513
Rent	22,920	7,734	45,182	23,901
General and administrative	58,761	91,383	161,775	291,827
Production	763,415	507,249	1,813,817	1,766,369
Professional	15,600	27,830	92,700	138,475
Taxes	13,508	12,209	75,584	59,912
Website	-	-	1,080	-
Total Operating Expenses	1,069,208	832,460	2,770,476	2,829,387

Operating Loss	(530,076)	(464,256)	(1,239,680)	(1,722,098)

Other Income (Expense)
Other income	2,574	16,741	2,877	16,741
Interest expense	(42,903)	(23,077)	(127,711)	(129,446)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)
Total Other Income (Expense)	(41,831)	(7,836)	(129,337)	(117,208)

Net Loss	$(571,907)	$(472,093)	$(1,369,017)	$(1,839,306)

Net Loss Per Share - Basic and Diluted	$(0.03)	$(0.02)	$(0.07)	$(0.09)

Weighted average Shares Outstanding	20,360,389	19,770,055	20,363,377	19,770,055

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(1,369,017)	$(1,839,306)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	364,223	327,661
Depletion expense	59,706	62,340
Accretion expense	17,682	17,512
Changes in operating assets and liabilities:
Accounts receivable	-	122
Other current assets	-	3,880
Other assets	(89,387)	15,111
Accounts payable	(54,000)	46,212
Other current liabilities	87,911	551
Due from related party	-	88,229
Due to related party	1,023,686	1,321,020
Accrued interest payable	125,553	128,028
Accrued payroll taxes payable	2,314	4,621
Net Cash Provided By Operating Activities	168,671	175,982

Cash Flows From Investing Activities:
Investment in property and equipment	(222,605)	(142,688)
Payments for development programs - related party	(22,604)	(18,335)
Net Cash Used In Investing Activities	$(245,208)	$(161,023)

Cash Flows From Financing Activities:
Proceeds from note payable	90,972	-
Repayment of note payable	-	(11,917)
Net Cash Provided By (Used In) Financing Activities	90,972	(11,917)

Net Increase in Cash	14,435	3,042
Cash at Beginning of Period	133,220	106,902
Cash at End of Period	147,654	109,944

Cash interest paid	$-	$-

Supplemental disclosure of non-cash transactions
Capitalized asset retirement obligation	$-	$3,841

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

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $571,907 and $1,369,017 for the three and nine months ended September 30, 2008, respectively.  Additionally, at September 30, 2008, the Company has minimal cash, has a negative working capital balance of $6,282,649, a stockholders’ deficit of $2,275,615 and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2008 include the general accounts of American Energy and its wholly-owned subsidiaries Bend Arch Petroleum, Inc., Production Resources, Inc., Oil America Group, Inc. and AMEP Strategic Investments, Inc.  All significant intercompany transactions, accounts and balances have been eliminated.

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

Reclassifications

Certain amounts in the September 30, 2007 consolidated financial statements have been reclassified to conform to the September 30, 2008 presentation.

4.      PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	September 30,	December 31,
	2008	2007
Oil and gas properties, successful efforts method	$4,320,602	$4,320,602
Other property and equipment	1,742,867	1,520,262
	6,063,469	5,840,864
Less: Accumulated depreciation and depletion	1,899,028	1,475,099
Property and equipment, net	$4,164,441	$4,365,765

5.     DEBT

Significant changes in our debt for the nine months ended September 30, 2008 were as follows:

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

The Note is with Proco Operating Co., (“Proco”) a company controlled by the brother of the Company’s Chief Executive Officer.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  As of September 30, 2008, the Company has accrued $758,356 of accrued interest on the Note and is included as a component of accrued interest payable in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of September 30, 2008 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of September 30, 2008, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

6.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the period from January 1, 2007 to September 30, 2008:

Asset retirement obligations at January 1, 2008	$524,488
Accretion of discount	17,682
Asset retirement obligations at September 30, 2008	$542,170

7.     STOCKHOLDERS’ EQUITY

Capital Structure

We are authorized to issue up to 500,000,000 shares of our common stock, $0.0001 par value per share, of which 20,360,389 were issued and outstanding as of September 30, 2008.

We are authorized to issue up to 5,000,000 shares of our preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of September 30, 2008.  All of the preferred stock is held by the Chief Executive Officer of the Company.

Except for the issuance of common stock that was classified as issuable at December 31, 2007 (see below), there were no changes in the common stock, common stock issuable or preferred stock outstanding balances for the nine months ended September 30, 2008.

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

Options:

In September 2008, the Company’s Board of Directors approved the issuance of up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  On September 25, 2008, the Company filed a Form S-8 with the SEC for the registration of the underlying shares of stock from the plan.  As of September 30, 2008, no grants under the Plan had been issued by the Company.

8.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from vendors for non-payment of accounts payable plus related legal fees. Excluding legal fees, which cannot be estimated, the Company has included all amounts in its accounts payable and accrued expenses as of September 30, 2008.

Prior to September 30, 2007, the Company and certain of its wholly-owned subsidiaries were delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries were not in good standing.  The Company has filed all of those required past due reports.  However, the State of Texas franchise tax reports for the year ended December 31, 2007 were not filed on or before the required May 15, 2008 deadline.  The Company is in the process of completing these reports.  As a result, as of September 30, 2008, the Company and certain wholly-owned subsidiaries are not in good standing and the Company and certain of its wholly-owned subsidiaries may face certain penalties and interest due to the delinquent status of the reports.

On September 30, 2008, the Company announced the issuance of an SEC Order Instituting Cease-and-Desist and Exemption Suspension Proceedings, Making Findings, Imposing a Cease-and-Desist Order, and Permanently Suspending the Regulation E Exemption Pursuant to Section 9(f) of the Investment Company Act of 1940 and Rule 610(c) of Regulation E (Order) against the Company.  The Order finds that the Company had, among other things, issued senior securities without the required asset coverage, issued rights to purchase securities without expiration to non-security holders, issued prohibited non-voting stock, issued securities for services, failed to make and keep required records; and failed to establish a majority of disinterested directors on its board.  As a result, the Company violated Sections 18(a), 18(d), 18(i), 23(a), 31(a)(1), and 56(a) respectively, of the Investment Company Act and Investment Company Act Rule 31a-1.  In addition, the Company failed to obtain a fidelity bond as required under Section 17(g) of the Investment Company Act and Rule 17g-1 thereunder, and failed to implement a compliance program as required under Investment Company Act Rule 38a-1.  Finally, the Company failed to comply with Rule 609 of Regulation E because it did not file offering status reports on Form 2-E in connection with a securities offering under Regulation E commenced in January 2004.

Based on the above, the Order permanently suspends the Regulation E exemption and orders the Company to cease and desist from committing or causing any violations and any future violations of Sections 17(g), 18(a), 18(d), 18(i), 23(a), 31(a)(1) and 56(a) of the Investment Company Act and Rules 17g-1, 31a-1, and Rule 38a-1 thereunder.  The Company consented to the issuance of the Order without admitting or denying any of the findings.

In determining the Order, the SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff and as a result, the Company did not incur any fines or other penalties, and no action was taken against any individuals.

9.     RELATED PARTY TRANSACTIONS

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

Due to Related Parties:
	September 30,	December 31,
	2008	2007
Due to Chief Executive Officer from salary and rental agreement with Company.	$460,925	$306,425

Due to Chief Executive Officer from advances and rental agreement with Bend Arch	851,703	704,703

Due to Operator of oil and gas properties	1,418,817	696,631

Total Due To Related Parties	$2,731,445	$1,707,759

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2007, the Company owed the Chief Executive Officer $306,425 for unpaid amounts under the agreement.  During the nine months ended September 30, 2008, the Company accrued but did not pay $90,000 for compensation due to the CEO, the CEO personally advanced $73,000 of funds on behalf of the Company and the Company paid back $8,500 to the CEO.  As a result, the accrued balance as of September 30, 2008 is $460,925 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2007, the Chief Executive Officer of the Company was owed $704,703 for advances and unpaid equipment rental charges made on behalf of Bend Arch, the Company’s wholly-owned subsidiary.  During the nine months ended September 30, 2008, the Chief Executive Officer personally advanced $132,500 of funds to Bend Arch; the Company recorded $40,500 for equipment rental charges and repaid $26,000 to the Chief Executive Officer.  As a result, the accrued balance as of September 30, 2008 is $851,703 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2007, the operator of the Company’s oil and gas properties was owed $696,631 by the Company.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  During the nine months ended September 30, 2008, the Company increased the amount by $644,670 due to Proco for incurred operator expenses, decreased the amount owed by $1,024,163 for accrued and unpaid oil and gas sales, offset by $1,101,679 of cash payments from Proco for accrued oil and gas sales.  As a result, the accrued balance as of September 30, 2008 is $1,418,817 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

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

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $571,907 and $1,369,017 for the three and nine months ended September 30, 2008, respectively.  Additionally, the Company has a negative working capital balance of $6,282,649 and a stockholders’ deficit of $2,275,615 at September 30, 2008 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying unaudited consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT DEVELOPMENTS

On September 30, 2008, the Company announced the issuance of an SEC Order Instituting Cease-and-Desist and Exemption Suspension Proceedings, Making Findings, Imposing a Cease-and-Desist Order, and Permanently Suspending the Regulation E Exemption Pursuant to Section 9(f) of the Investment Company Act of 1940 and Rule 610(c) of Regulation E (Order) against the Company.  The Order finds that the Company had, among other things, issued senior securities without the required asset coverage, issued rights to purchase securities without expiration to non-security holders, issued prohibited non-voting stock, issued securities for services, failed to make and keep required records; and failed to establish a majority of disinterested directors on its board.  As a result, the Company violated Sections 18(a), 18(d), 18(i), 23(a), 31(a)(1), and 56(a) respectively, of the Investment Company Act and Investment Company Act Rule 31a-1.  In addition, the Company failed to obtain a fidelity bond as required under Section 17(g) of the Investment Company Act and Rule 17g-1 thereunder, and failed to implement a compliance program as required under Investment Company Act Rule 38a-1.  Finally, the Company failed to comply with Rule 609 of Regulation E because it did not file offering status reports on Form 2-E in connection with a securities offering under Regulation E commenced in January 2004.

Based on the above, the Order permanently suspends the Regulation E exemption and orders the Company to cease and desist from committing or causing any violations and any future violations of Sections 17(g), 18(a), 18(d), 18(i), 23(a), 31(a)(1) and 56(a) of the Investment Company Act and Rules 17g-1, 31a-1, and Rule 38a-1 thereunder.  The Company consented to the issuance of the Order without admitting or denying any of the findings.

In determining the Order, the SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff and as a result, the Company did not incur any fines or other penalties, and no action was taken against any individuals.
In September 2008, the Company’s Board of Directors approved the issuance of up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  On September 25, 2008, the Company filed a Form S-8 with the SEC for the registration of the underlying shares of stock from the plan.  As of September 30, 2008, no grants under the Plan had been issued by the Company.

RESULTS OF OPERATIONS

The following discussion of the results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto for the periods presented included in this Form 10-Q.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Oil and Gas sales, net	$539,132	$368,203	$1,530,796	$1,107,289

Operating Expenses
Compensation	46,243	46,243	138,727	138,130
Consulting	-	-	-	3,260
Depreciation, depletion and accretion	148,760	139,812	441,611	407,513
Rent	22,920	7,734	45,182	23,901
General and administrative	58,761	91,383	161,775	291,827
Production	763,415	507,249	1,813,817	1,766,369
Professional	15,600	27,830	92,700	138,475
Taxes	13,508	12,209	75,584	59,912
Website	-	-	1,080	-
Total Operating Expenses	1,069,208	832,460	2,770,476	2,829,387

Operating Loss	(530,076)	(464,256)	(1,239,680)	(1,722,098)

Other Income (Expense)
Other income	2,574	16,741	2,877	16,741
Interest expense	(42,903)	(23,077)	(127,711)	(129,446)
Payroll tax expense and penalties	(1,501)	(1,501)	(4,503)	(4,503)
Total Other Income (Expense)	(41,831)	(7,836)	(129,337)	(117,208)

Net Loss	$(571,907)	$(472,093)	$(1,369,017)	$(1,839,306)

Three Months ended September 30, 2008 compared to 2007.

Revenues:

Revenues increased $170,929 or 46%, to $539,132 for 2008 from $368,203 for 2007.  Revenues for 2008 were comprised of $274,343 of oil sales (2,416 barrels of oil at an average price of $113.57 per barrel), $263,934 of natural gas sales (25,258 MCF at an average price of $10.58 per MCF) and $854 of royalties.   Revenues for 2007 were comprised of $224,337 of oil sales (3,144 barrels of oil at an average price of $71.36 per barrel) and $144,386 of natural gas sales (20,650 MCF at an average price of $6.99 per MCF).  Although production volume decreased, revenues increased due to increased market pricing for oil and gas products.

Operating Expenses:

Operating expenses increased $236,748, or 28%, to $1,069,208 for 2008 from $832,460 for 2007.  The increase was primarily for production expenses.

Other Income (Expense):

Other income (expense) increased $33,994 of expense, or 434% to $41,831 of expense for 2008 from $7,836 of expense for 2007.  The increase in expense was primarily from a $19,827 increase in interest expense related to notes payable and a $14,167 decrease in other income from 2007 related to A.

Nine Months ended September 30, 2008 compared to 2007.

Revenues:

Revenues increased $423,507 or 38%, to $1,530,796 for 2008 from $1,107,289 for 2007.  Revenues for 2008 were comprised of $895,957 of oil sales (8,553 barrels of oil at an average price of $104.75 per barrel), $633,323 of natural gas sales (61,067 MCF at an average price of $10.37 per MCF) and $1,517 of royalties.   Revenues for 2007 were comprised of $660,942 of oil sales (10,424 barrels of oil at an average price of $63.40 per barrel), $444,604 of natural gas sales (62,028 MCF at an average price of $7.17 per MCF) and $1,743 of royalties.  Although production volume decreased, revenues increased due to increased market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $58,911, or 2%, to $2,770,476 for 2008 from $2,829,387 for 2007.  The decrease was primarily the result of a $130,052 decrease in general and administrative expense and a $45,775 decrease in professional expense, offset by a $47,448 increase in production expense and a $34,098 increase in depreciation, depletion and accretion expense.  The decrease in general and administrative expense and professional expense was related to the Company no longer incurring the substantial costs of being a BDC and to exit the business plan of being a BDC.

Other Income (Expense):

Other income (expense) increased $12,129 of expense, or 10% to $129,337 of expense for 2008 from $117,208 of expense for 2007.  The decrease was primarily from a decrease in other income from 2007 related to AMEP Strategic Investments.

Liquidity and Capital Resources

Cash and cash equivalents were $147,654 at September 30, 2008 as compared to $133,220 at December 31, 2007, and working capital deficit was $6,282,649 at September 30, 2008 as compared to a working capital deficit of $5,020,647 at December 31, 2007.  The increase in the working capital deficit was primarily from a $1,023,686 increase in due to related parties.

Operating Activities

Cash provided by operating activities was $168,671 for the nine months ended September 30, 2008 compared to cash provided of $175,982 for the nine months ended September 30, 2007.  The decrease in cash provided by operations from 2007 to 2008 was primarily from a decrease of the net loss, offset by an increase in due to related parties and depreciation, depletion and accretion expense.

Investing Activities

Cash used in investing activities was $245,208 for the nine months ended September 30, 2008 compared to cash used of $161,023 for the nine months ended September 30, 2007.  The increase in cash used resulted primarily from an increase in the investment in property and equipment.

Financing Activities

Cash used in financing activities was $90,972 for the nine months ended September 30, 2008 compared to $11,917of cash used in financing activities for the nine months ended September 30, 2007. The 2008 amount is primarily from the issuance of a note payable for the purchase of property and equipment and the 2007 amount is from the repayment of a note payable.

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

Debt

Significant changes in our debt for the nine months ended September 30, 2008 were as follows:

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

The Note is with Proco Operating Co., (“Proco”) a company controlled by the brother of the Company’s Chief Executive Officer.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  As of June 30, 2008, the Company has accrued $758,356 of accrued interest on the Promissory Note and is included as a component of accrued interest payable in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of September 30, 2008 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of September 30, 2008, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

Equity Financing

There was no equity financing for the nine months ended September 30, 2008 and 2007, respectively.

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

Item 5. Other Information

On September 30, 2008, the Company announced the issuance of an SEC Order Instituting Cease-and-Desist and Exemption Suspension Proceedings, Making Findings, Imposing a Cease-and-Desist Order, and Permanently Suspending the Regulation E Exemption Pursuant to Section 9(f) of the Investment Company Act of 1940 and Rule 610(c) of Regulation E (Order) against the Company.  The Order finds that the Company had, among other things, issued senior securities without the required asset coverage, issued rights to purchase securities without expiration to non-security holders, issued prohibited non-voting stock, issued securities for services, failed to make and keep required records; and failed to establish a majority of disinterested directors on its board.  As a result, the Company violated Sections 18(a), 18(d), 18(i), 23(a), 31(a)(1), and 56(a) respectively, of the Investment Company Act and Investment Company Act Rule 31a-1.  In addition, the Company failed to obtain a fidelity bond as required under Section 17(g) of the Investment Company Act and Rule 17g-1 thereunder, and failed to implement a compliance program as required under Investment Company Act Rule 38a-1.  Finally, the Company failed to comply with Rule 609 of Regulation E because it did not file offering status reports on Form 2-E in connection with a securities offering under Regulation E commenced in January 2004.

Based on the above, the Order permanently suspends the Regulation E exemption and orders the Company to cease and desist from committing or causing any violations and any future violations of Sections 17(g), 18(a), 18(d), 18(i), 23(a), 31(a)(1) and 56(a) of the Investment Company Act and Rules 17g-1, 31a-1, and Rule 38a-1 thereunder.  The Company consented to the issuance of the Order without admitting or denying any of the findings.

In determining the Order, the SEC considered remedial acts promptly undertaken by the Company and cooperation afforded the SEC staff and as a result, the Company did not incur any fines or other penalties, and no action was taken against any individuals.

In September 2008, the Company’s Board of Directors approved the issuance of up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  On September 25, 2008, the Company filed a Form S-8 with the SEC for the registration of the underlying shares of stock from the plan.  As of September 30, 2008, no grants under the Plan had been issued by the Company.

Item 6.  Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Description of Exhibit

2.1	Certificate of Amendment to Articles of Incorporation of American Energy Production, Inc. filed with the Delaware Secretary of State (1)

3.1	Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003. (1)

3.2	Form 8-A12G for Registration of Certain Classes of Securities Pursuant to Section 12 (b) or (g) of the Securities Act of 1934 filed October 10, 2003. (1)

3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed November 19, 2003. (1)

3.4	Form N-54 Notification of Election as a Business Development Company dated January 12, 2004. (1)

3.5	Form 1-E Notification under Regulation E dated January 14, 2004. (1)

3.6	Form 1-E/A Notification under Regulation E dated June 24, 2005. (1)

3.7	Form 2-E Notification under Regulation E dated June 27, 2006. (1)

3.8	Form 2-E Notification under Regulation E dated December 11, 2006. (1)

3.9	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007. (1)

3.10	Form N-54C Notification of Withdrawal of Business Development Companies dated April 23, 2007. (1)

3.11	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed July 5, 2007. (1)

3.12	Form S-8 Registration Statement under the Securities Act of 1933 filed September 25, 2008. (1)

14.1	Code of Ethics (1)

20.1	Oil and Gas property valuation by Blue Ridge Enterprises as of December 31, 2007 (1)

21.1	Subsidiaries of American Energy Production, Inc. (1)

31.1	Certification of the Chief Executive and Chief Financial Officer of American Energy production, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*

  *           Filed herewith

(1)	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/Charles Bitters	Chief Executive Officer, Principal Executive	November 14, 2008
Charles Bitters	and Financial Officer, Director