Form 10-K
period 2008-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2009-05-06
CIK 1111391

UNITED STATES
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-054306

American Energy Production, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2945581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6073 Hwy 281 South, Mineral Wells, TX	76067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (940) 445-0698

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
       Large accelerated filer ☐                                        Accelerated filer ☐
       Non-accelerated filer ☐                                          Smaller reporting company ☒
       (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No☒

As of the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates* was $_________.

As of April 15, 2009, the registrant had 20,363,389 common shares outstanding.

* Without asserting that any of the issuer’s directors or executive officers, or the entities that own shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our research and development activities, distributor channels, compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1A, Risk Factors.”

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

Manage costs by maximizing operational control.  We seek to exert control over our exploration, exploitation and development activities.  As the operator of our projects, we have greater control over the amount and timing of the expenditures associated with those activities.  As we manage our growth, we are focused on reducing lease operating expenses, general and administrative costs, and finding and development costs on a per mcfe basis.  As of December 31, 2008, we operated 100% of our wells, although we may not be able to be operator of all our future projects.

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

Through Production Resources, Inc. (“PRI”), our wholly owned subsidiary, we own leases covering approximately 1,600 gross acres of land in Medina County, Texas. The leases have 173 gross and net wells drilled to shallow saturated sand called the Olmos.  There is an additional zone similar to the Olmos called the Escondido that has been commercially productive in this area but it has not been tested on these leases. Additional wells can be drilled on these leases to the Olmos formation under the current spacing rules. This is a heavy oil field has had produced for a number of years. Initially the field had enough pressure to flow but over time pumping and advanced recovery methods were necessary. Previously, the field had been ignored for a number of years due to the high operating costs, low oil prices and low daily production.

Additionally, through Bend Arch Petroleum, Inc. (“Bend Arch”), our wholly owned subsidiary, we own leases covering approximately 6,100 gross acres of land primarily in the counties of Palo Pinto, Eastland and Comanche, Texas.  The leases have 34 gross wells (31 net wells) drilled to the shallower Bend Conglomerate and the deeper Strawn formation.   Most of these wells need to be re-worked and re-stimulated to achieve maximum productive potential.

Natural Gas and Oil Reserves

The following table presents information as of December 31, 2008 with respect to our estimated proved reserves:

Net Proved Reserve Summary and PV-10 Forecast from December 31, 2008
Reserve Categories	Oil (MBBL)	Gas (BCF)	Cash Flow ($)	PV-10 ($) (e)
PDP (b)	.303	5.927	$36,542,066	$6,884,536
PDBP (c)	.230	7.500	45,733,971	12,201,860
PUD (d)	7.195	27.095	396,669,564	127,959,348
Total Proved (a)	7.728	40.522	$479,330,566	$147,045,744

(a)
Proved reserves are those quantities of gas that, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable from known reservoirs and under current economic conditions, operating methods and government regulations.

(b)	PDP is Proved Producing Reserves and represents reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(c)	PDBP is Proved Behind Pipe Reserves and represents reserves that are expected to be recovered from existing wells where a relatively major expenditure is required for recompletion.

(d)
PUD is Proved Undeveloped Reserves and represents undeveloped reserves that are expected to be recovered from new wells on un-drilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(e)
PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves.  The estimated future net revenues were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2008.  PV-10 is a non-GAAP financial measure because it excludes income tax effects.  Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.  PV-10 is not a measure of financial or operating performance under GAAP.  PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.  We have included a reconciliation of PV-10 to the most directly comparable GAAP measure — standardized measure of discounted future net cash flow — in the following table:

December 31, 2008

Standardized measure of discounted future net cash flows (d)	$95,579,734
Add: Present value of future income tax discounted at 10%	51,466,010
PV-10	$147,045,744

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

Acreage

The following table sets forth as of December 31, 2008 the gross and net acres of both developed and undeveloped oil and gas leases that we hold.  “Gross” acres are the total number of acres in which we own a working interest.  “Net” acres refer to gross acres multiplied by our fractional working interest.  Acreage numbers do not include our options to acquire additional leaseholds which have not been exercised.

December 31, 2008
	Developed(a)		Undeveloped(b)		Total
Play/Trend	Gross	Net	Gross	Net	Gross	Net

Texas	7,701	7,393	-	-	7,701	7,393

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

Production and Price Information

The following tables summarize sales volumes, sales prices, and production cost information for the periods indicated:
Year Ended December 31,
2008
Production
Oil (bbls)	11,501
Natural gas (mcf)	88,711
Natural gas equivalent (mcfe)	14,785
Total equivalent (bbls)	26,286

Oil and natural gas sales
Oil sales	$1,072,005
Natural gas sales	768,538
Total (A)	$1,840,543
Average sales price
Oil ($ per bbl)	$93.21
Natural gas ($ per mcf)	8.66
Natural gas equivalent ($ per mcfe)	51.98

Average production cost
Total equivalent ($ bbls)	$86.18

(A) Excludes $1,516 of oil and gas royalty income included in Total Revenue for consolidated financial statements.

The following table sets forth information at December 31, 2008, relating to the productive wells in which we owned a working interest as of that date.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

December 31, 2008
Play/Trend	Gross Wells	Net Wells

Texas	207	204

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

		Gross Wells			Net Wells
Period	Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
Year ended December 31, 2008	Exploratory(a)	0	0	0	0	0	0
	Texas

	Development(a)	0	0	0	0	0	0
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

  Our Employees

As of December 31, 2008, we have 10 full time employee and no part-time employees.  We are not a party to any collective bargaining agreements.  We believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information provided in this Annual Report.  The risks described below are those we currently believe may materially affect us.  An investment in our Common Stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment.

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

As reflected in the accompanying financial statements, the Company had a net loss of $2,148,551 for the year ended December 31, 2008.  Additionally, the Company has a negative working capital balance of $6,693,177, a stockholders’ deficit of $3,055,149 at December 31, 2008 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that as a result of the one-for-twenty five reverse stock split recently approved by the shareholders of the Company, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

We have substantial current obligations and at December 31, 2008, we had $6,782,260 of current liabilities as compared to only $89,0838 of current assets. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations.

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

Our wholly owned subsidiary, Bend Arch, has a $2,000,000 amended promissory note (“Note”) accruing interest at 8% with Proco Operating Co., Inc. (“Proco”), a company controlled by the brother of the Company’s Chief Executive Officer with a maturity date of December 31, 2009.  The purpose of the Note is to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004. The Note replaced a $2,000,000 convertible debenture dated January 5, 2004.

The terms of the Note include (i) the payment of interest at a rate of eight percent (8%) per annum (ii) principal and interest due and payable on December 31, 2009 (iii) no prepayment penalty (iv) payment made in excess of sixty (60) days after the due date of December 31, 2009 is a default of the Note and Bend Arch will forfeit all ownership of the related leases and wells and relinquish operations on the lease and wells to Proco, and (v) upon a default of the Note, Bend Arch will vacate the leases with no rights of ownership and execute the necessary documents to transfer the leases and wells to Proco or its assigns. Bend Arch also has a covenant that as long as the Note is outstanding and unpaid, no transfer, assignment or sale of the underlying leases and wells securing the payment of the Note will be allowed without the written approval of Proco.

If we are determined to be in default of the covenants provided for in the Note, the impact on our business could be materially detrimental.

Our operations require large amounts of capital and we may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a loss of properties and a decline in our natural gas and oil reserves.

Our current plans require us to make large capital expenditures for the exploration and development of our existing acreage and we also anticipate that we will need substantial additional capital to pursue other potential projects.  Historically, we have funded our capital expenditures through the issuance of equity.

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

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties.  In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal Of Long-Lived Assets, if impairment is necessary, the asset carrying value is written down to fair value.  Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable.  Impairment of individually significant unproved properties is assessed and amortized on an aggregate basis.  We had no significant unproved properties at December 31, 2008 and no impairment was necessary at December 31, 2008.

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

We currently do not have a full time Chief Financial Officer or Controller.  Rather, we utilize external consultants for recording our accounting information and for preparing our required SEC reporting requirements including this Form 10-K.    Charles Bitters, our Chief Executive Officer is not a trained accountant and relies on the external consultants to prepare the required information and disclosures.  In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success will be dependent on our ability to attract and retain key personnel

We may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley act of 2002.

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

We were required to comply with Section 404(a) effective for this year ended December 31, 2008.  Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

To the best of our ability, we may devote substantial time and incur substantial costs during fiscal 2009 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate the material weaknesses discovered, if any, in complying with Section 404.

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

ITEM 2.	PROPERTIES

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

ITEM 3.	LEGAL PROCEEDINGS

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of April 15, 2009, the Company had 20,360,389 shares of common stock issued and outstanding.  The Company’s common stock, par value $0.0001 per share (the "Common Stock"), is traded on the Over the Counter Bulletin Board ("OTCBB") under the symbol "AENP".

The following table sets forth certain information as to the high and low bid quotations quoted on the OTCBB for our 2008 and 2007 fiscal years. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ending 2008
First Quarter	$0.47	$0.27
Second Quarter	$0.44	$0.23
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.21	$0.01

Fiscal Year Ending 2007
First Quarter	$2.25	$1.50
Second Quarter	$1.75	$0.75
Third Quarter	$1.00	$0.25
Fourth Quarter	$0.49	$0.22

On April 15, 2009, the closing bid price for a share our common stock, as reported by the OTCBB was $0.038.

Holders

As of April 15, 2009, there were approximately 415 stockholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names, and no shares of our preferred stock were issued or outstanding.

Dividends

No cash dividends have been declared or paid on our common stock since our inception.  No restrictions limit our ability to pay dividends on our common stock.  We do not expect to pay any dividends in the near future.

Securities Authorized For Issuance Under Equity Compensation Plans

In September 2008, the Company’s Board of Directors approved the issuance of up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  On September 25, 2008, the Company filed a Form S-8 with the SEC for the registration of the underlying shares of stock from the plan.  As of April 15, 2009, no grants under the Plan had been issued by the Company.

Recent Sales of Unregistered Securities

 None

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended
	December 31,
	2008	2007

Revenues	$1,842,059	$1,581,661
Total Operating Expenses	3,617,895	3,743,656
Operating Loss	(1,775,836)	(2,161,995)
Total Other Income (Expense)	(372,716)	(121,982)
Net Loss	$(2,148,551)	$(2,283,978)
Net Cash Provided by Operating Activities	$117,874	$122,368

Per Share and Share Data
Weighted average Shares Outstanding	20,361,880	19,770,055
Shares Outstanding at Year-End	20,360,389	19,767,055
Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.12)
Book Value Per Share	$(0.15)	$(0.05)
Market Price:
High	$0.47	$2.25
Low	$0.01	$0.22
Year-End Close	$0.03	$0.45

Assets
Current Assets	$89,083	$134,740
Property and equipment, net	$4,011,903	$4,365,765
Other Assets	$135,280	$272,771
Total Assets	$4,236,266	$4,773,277

Liabilities
Total Current Liabilities	$6,782,260	$5,155,387
Asset Retirement Obligations	$509,155	$524,488
Total Liabilities	$7,291,415	$5,679,875
Stockholders' Deficit	$(3,055,149)	$(906,599)
Total Liabilities and Stockholders' Deficit	$4,236,266	$4,773,277

Number of Employees	10	11

Oil and Gas Wells
Gross	207	220
Net	204	215

Acreage
Gross	7,701	7,811
Net	7,393	7,394

Reserves
Proved Oil (MBBL)	7.728	6.934
Proved Natural Gas (BCF)	40.522	1.58

Production
Oil (bbls)	11,501	14,144
Natural Gas (mcf)	88,711	81,928
Total Equivalent (bbls)	26,286	27,799

Average Sales Price
Oil (bbls)	$93.21	$68.74
Natural Gas (mcf)	$8.66	$7.42
Natural Gas Equivalent (mcfe)	$51.98	$44.52

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On March 6, 2009 but effective December 31, 2008, Bent Arch executed a Fourth Modification and Extension Agreement (the “Fourth Extension”) in relation to the Note that was to become due and payable on December 31, 2008.  The Third Extension modified the terms of the Note as follows;

•	The maturity date of the Note was extended to December 31, 2009.

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

GOING CONCERN

The independent registered public accounting firms’ reports to our financial statements at December 31, 2008 and 2007 and for the years ended December 31, 2008 and 2007, include an explanatory paragraph in addition to their audit opinion stating that our recurring losses from operations, net cash used in operations, stockholders’ deficit and working capital deficiency raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.

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

EVALUATION OF ASSET IMPAIRMENT

We account for the impairment of long-lived assets including proved properties in accordance with Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.  Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.  If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any, exceeds its fair market value.  Based on our impairment analysis of property and equipment, no impairment charge has been recorded for the years ended December 31, 2008 or 2007.

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

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

In assessing the recoverability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The valuation allowance at December 31, 2008 was $1,548,597.  Net operating loss carry-forwards aggregate approximately $4,424,563 and expire in the years through 2029.

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

Results of Operations

The following discussion of the results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the periods presented included in this Form 10-K.

	Years Ended
	December 31,
	2008	2007
Revenues:
Oil sales, net	$1,842,059	$1,581,661

Operating Expenses
Compensation	255,384	213,419
Consulting	-	3,260
Depreciation, depletion and accretion	562,334	540,677
Rent	89,161	36,527
General and administrative	225,836	389,746
Production	2,265,456	2,300,198
Professional	126,748	173,393
Taxes	91,896	86,436
Website	1,080	-
Total Operating Expenses	3,617,895	3,743,656

Operating Loss	(1,775,836)	2,161,995)

Other Income (Expense)
Other income (expense)	(195,942)	19,097
Gain on sale of properties	-	29,309
Interest expense	(170,769)	(164,383)
Payroll tax expense and penalties	(6,004)	(6,004)
Total Other Income (Expense)	(372,716)	(121,982)

Net Loss	$(2,148,551)	$(2,283,978)

Year Ended December 31, 2008 compared to December 31, 2007

Revenues:

Revenues increased $260,399 or 16%, to $1,842,059 for 2008 from $1,581,661 for 2007.  The increase was due to increased market pricing from the sale of the Company’s oil and gas production..

Operating Expenses:

Operating expenses decreased $125,761, or 3%, to $3,617,895 for 2008 from $3,743,656 for 2007.  The decrease was primarily the result of a $163,910 decrease in general and administrative expense, a $34,742 decrease in production expense and a $46,645 decrease in professional expense, offset by a $52,633 increase in rent expense, a $41,966 increase in compensation expense and a $21,658 increase in depreciation, depletion and accretion expense.  The decrease in production expense was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.  The change in general and administrative and professional expense was from an effort made by the Company to reduce expenses.

Other Income (Expense):

Other income (expense) increased $250,733 of expense, or approximately 100% to $372,716 of expense for 2008 from $121,982 of expense for 2007.  The change was primarily composed of a $215,039 increase in other expense, of which $195,000 was related to an adjustment of accrued compensation not properly recorded in the prior periods.  Additionally, the change was comprised of $29,309 gain on sale of properties in 2007 with no corresponding amount in 2008.

Liquidity and Capital Resources:

Cash and cash equivalents were $88,937 at December 31, 2008 as compared to $133,220 at December 31, 2007, and working capital deficit was $6,693,177 at December 31, 2008 as compared to a working capital deficit of $5,020,647 at December 31, 2007.  The increase in the working capital deficit was primarily from a $1,531,027 increase in due to related parties and $161,864 increase in accrued interest payable.

Historical Trends:

Operating Activities

Cash provided by operating activities was $117,874 for the year ended December 31, 2007 compared to cash provided of $122,638 for the year ended December 31, 2007.

Investing Activities

Cash used in investing activities was $253,504 for the year ended December 31, 2008 compared to cash used of $144,178 for the year ended December 31, 2007.  The increase in cash used resulted primarily from an increase in the investment in property and equipment.

Financing Activities

Cash provided by financing activities was $91,348 for the year ended December 31, 2008 compared to $48,127 of cash provided for the year ended December 31, 2007.  The change was primarily from a reduction in the repayment of notes payable from 2007 to 2008 by $29,221.

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

Debt:

Our debt at December 31, 2008 and 2007 consisted of the following:

Lease Payable

	December 31,
	2008	2007
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company.  As of December 31, 2008, the Company has recorded a total of $25,029 in accrued interest for this payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.  However, as of December 31, 2008, the transaction has not been finalized as the lessor has not agreed to the settlement. The Company expects to fully resolve this matter in the future at which time the value of the shares exchanged and any related gain or loss will be determined and recognized.

As of December 31, 2008, the Company has recorded $122,671 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion did not include accrued interest that was specified in the convertible debenture documentation.  Although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of December 31, 2008.

Notes Payable

	December 31,
	2008	2007
$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on December 31, 2008	$2,000,000	$2,000,000
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6% per annum and due on February 28, 2008.	24,062	23,714
$103,000 Note, dated March, 2008, not formalized and not bearing interest	91,000	-
	$2,115,062	$2,023,714

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

As of December 31, 2008, the Company has accrued $798,685 of accrued interest on the Promissory Note and is included as a component of accrued interest payable in the accompanying financial statements.

On March 6, 2009 but effective December 31, 2008, Bent Arch executed a Fourth Modification and Extension Agreement (the “Fourth Extension”) in relation to the Note that was to become due and payable on December 31, 2008.  The Fourth Extension modified the terms of the Note as follows;

•	The maturity date of the Note was extended to December 31, 2009.

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is six percent (6%) as of December 31, 2008. As of December 31, 2008, the outstanding balance is $24,062 and is included in the Note Payable balance in the accompanying consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of December 31, 2008 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of December 31, 2008, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

Equity Financing

For the year ended December 31, 2007 and 2006, the Company received $89,000 and $2,335,245 of proceeds, net of offering costs, from the issuance of common stock, respectively.

Contractual Obligations and Commercial Commitments

The following table highlights, as of December 31, 2008, our contractual obligations and commitments by type and period:

Contractual Obligations	Total	Less than 1 year

Debt:
Lease Payable	$16,131	$16,131
Notes Payable	2,115,062	2,115,062
Accrued Interest Payable	946,385	946,385
Total Debt	$3,077,578	$3,077,578

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

2009 OUTLOOK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K.  An index to these Financial Statements and schedules is also included on page F-1 of this Annual Report on Form 10-K.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements, or transactions or events similar to those which involved such disagreements or reportable events, with former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter disagreements in connection with any of its reports.

ITEM 9A.                    CONTROLS AND PROCEDURES

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

1.
The management of oil and gas leases including a schedule of oil and gas lease agreements and related documents to ensure that the Company has rights to Oil and Gas, expiration and renewal dates, contractual payments regarding royalties, taxes, improvements, etc.   This ensures correct oil and gas capital accounts, revenues and related expenses are calculated correctly by Accounting.  Additionally, the CEO (since there is no CFO) should review all Oil and gas lease agreements.

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

4.
The Company IT process should be strengthened as there is no disaster recovery plan, no server, and the company accounting records are maintained through a consultant accountant.  The Company should consider the purchase and implementation of a server and proper back-ups off site to ensure that accounting information is safeguarded.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

The principal occupations of each of our executive officers and directors for at least the past five years are as follows:

Name	Age	Positions Held With The Company	Director Since
Charles Bitters	63	Chief Executive Officer, President and Director	2002
Joe Christopher	60	President of Oil America Group, Inc. and Director	2008
Renny Walker	56	President of Production Resources, Inc.	N/A

There are no family relationships among any of our directors or executive officers. Each executive officer is elected or appointed by, and serves at the discretion of, our board of directors.

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

Joe Christopher has been President of Oil America Group, Inc., a wholly-owned subsidiary of the Company, since 2005 and was elected as a director of the Company in 2008.  Mr. Christopher has a background in banking, securities, construction and manufacturing and is a graduate of the University of Texas at Arlington, Texas with a degree in Business Administration.

Renny Walker has been President of Production Resources, Inc. Oil America Group, Inc., a wholly-owned subsidiary of the Company, since 2005. Mr. Walker has an extensive background in the oil and gas industry including significant experience as a landman and in oil and gas exploration and production.

Effective May 27, 2008, Joe Christopher was elected to serve as a Director and will serve as a Director until the next annual meeting of the Shareholders of the Company.

There are no agreements with respect to the election of Directors. We have not previously compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. The Company does not have a standing nominating committee or audit committee as the Board consists of only two members, Mr. Bitters and Mr. Christopher, which makes such committee’s impracticable. Mr. Bitters and Mr. Christopher are the sole directors participating in the consideration of director nominees.  The Company knows of no understanding or arrangement between any director, nominee for director, officer or any other person pursuant to which he was or is to be selected as a director or nominee for director or an Officer of the Company.

None of our officers and/or directors signing this annual report have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

 Section 16(a) Beneficial Ownership Reporting Compliances

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates.  Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

 Code of Ethics, Whisteblower and Insider Trading

On February 1, 2008, the Company adopted a Code of Ethics for its Principal Executive Officer and Senior Financial Officer (the “Code of Ethics”).  A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-K. The Code of Ethics is also available free of charge by writing to the Company at 6073 Hwy 281 South, Mineral Wells, TX 76067.  The Code of Ethics establishes procedures for personal investment and restricts certain transactions by our personnel.  The Code of Ethics generally does not permit investment by our employees in securities that may be purchased or held by us.  Any updates to the Code of Ethics will be disclosed by the Company on a Form 8-K.

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

 Identification of Audit Committee; Audit Committee Financial Expert

As discussed previously, the Company does not have a standing audit committee as the Board consists of only two members, Mr. Bitters and Mr. Christopher, which makes such a committee impracticable.

The Delaware General Corporation Law, our charter and by-laws provide for indemnification of our directors and officers for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

Our charter and by-laws limit the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

•	any breach of their duty of loyalty to the corporation or its stockholders;
•	acts of omissions that are not in good faith or that involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

The limitations do not apply to liabilities arising under the federal securities laws and do not affect the availability of equitable remedies, including injunctive relief or rescission.

Our charter and by-laws provide that we will indemnify our directors and officers, and may indemnify other employees and agents, to the maximum extent permitted by law. We believe that indemnification under our by-laws covers at least negligence and gross negligence on the part of indemnified parties. Our by-laws also permit us to secure insurance on behalf of any officer, director, employee or agent for any liability arising out of actions taken in his or her capacity as an officer, director, employee or agent, regardless of whether the by-laws would permit indemnification.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Our charter provides that we must indemnify our directors and officers and that we must advance expenses, including attorneys’ fees, to our directors and officers in connection with legal proceedings, subject to very limited exceptions. In addition, our charter provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, except to the extent that the Delaware law statute prohibits the elimination or limitation of liability of directors for breaches of fiduciary duty.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, you may lose some or all of your investment in our common stock if we pay the costs of settlement or damage awards against our directors and officers under these provisions. We believe these provisions are necessary to attract and retain talented and experienced directors and officers.

ITEM 11.                      EXECUTIVE COMPENSATION

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

The following table shows for the years ended December 31, 2008 and 2007, the compensation awarded or paid by the Company to its Chief Executive Officer and its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B.

Summary Compensation Table
Name and Principal Position (1)	Year	Salary ($) (4)	Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
Charles Bitters, Chief Executive Officer	2008 2007	120,000 120,000	- -		- -	- -	- -	- -	- -	120,000 120,000
Joe Christopher, President of Oil America Group, Inc.	2008 2007	65,000 65,000	- -		- -	- -	- -	- -	- -	65,000 65,000
Renny Walker, President of Production Resources, Inc.	2008 2007	70,384 64,970	- 29,047	(3)	- -	- -	- -	- -	- -	70,384 94,017

1 Mr. Bitters and Mr. Christopher serve on the Company’s board of directors and do not receive any compensation for their director roles.
2 Mr. Bitters and Mr. Christopher serve on the Company’s board of directors and do not receive any compensation.
3 Mr. Walker’s bonus includes $27,547 of payments from the sale of a lease in 2007.
4 Salary is total base salary earned, rather paid or not.  For both 2008 and 2007, Mr. Bitters earned $120,000 of salary and Mr. Christopher earned $65,000 of salary, both of which were accrued and unpaid.

No director received any type of compensation from the Company for serving in such capacity during the years ended December 31, 2008 and 2007.

Option Grants in Last Fiscal Year

No options were granted in the year ended December 31, 2008 to any executive officers.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised in the year ended December 31, 2008 by any executive officers.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have any outstanding stock appreciation rights or stock options outstanding at December 31, 2008.

Employment Agreements

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Charles Bitters, its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2007, the Company owed the Chief Executive Officer $306,425 for unpaid amounts under the agreement.  During the year ended December 31, 2008, the Company accrued but did not pay $120,000 for compensation, reduced the balance $8,500 for payments made to the Chief Executive Officer, and increased the balance $93,000 for advances made by the Chief Executive Officer on behalf of the Company.  As a result, the accrued balance as of December 31, 2008 is $510,925 and is classified as a component of Due To Related Parties in the accompanying financial statements.

Effective January 1, 2005, the Company has an agreement with Joe Christopher, the President of its wholly owned subsidiary Oil America Group, Inc. in the amount of $65,000 annually.  Through December 31, 2008, the Company has accrued $260,000 of accrued compensation related to this agreement and this amount is recorded as other current liabilities in the accompanying consolidated financial statements.

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

Director Compensation

We do not have a formal plan for director compensation.  No director received any type of compensation from the Company for serving in such capacity for the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information as of April 15, 2009 with respect to the beneficial ownership of our common stock by (1) our directors and executive officers, (2) stockholders known by us to own 5% or more of the shares of our Common Stock, and (3) all of our executive officers and directors as a group.

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
Title of Class	Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Charles Bitters, CEO and Director 353 South Hackberry Ave New Braunfels, TX 78130	113,816 (b)	*
Common Stock	Joe Christopher, President of Oil America Group, Inc. 400 S. Zang Blvd., Suite 812 Dallas, TX 75208	111,000 (c)	*
Common Stock	Renny Walker, President of Production Resources, Inc. 705 County Rd. 646 Hondo, TX 78861	131,944	*
*	Less than 1%

(a)
Under Rule 13d-3 under the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Offering. As of April 15, 2009, the Company had 20,360,389 shares of common stock issued and outstanding.

(b)	Includes 62 shares in the name of a corporation controlled by Mr. Bitter’s wife.

(c)
Includes 80,000 shares held directly by Mr. Christopher, 25,000 held directly by a company controlled by Mr. Christopher and 6,000 shares in the name of Oil America Group, Inc., which Mr. Christopher is the President and has sole voting power.

 Equity Compensation Plan Information

The following table gives information as of December 31, 2008, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	‘ (c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	-0-	-0-	10,000,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	-0-	-0-	10,000,000

(1) Consists of the following equity compensation plans: 2008 Non-Qualified Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2007, the Company owed the Chief Executive Officer $306,425 for unpaid amounts under the agreement.  During the year ended December 31, 2008, the Company accrued but did not pay $120,000 for compensation, reduced the balance $8,500 for payments made to the Chief Executive Officer, and increased the balance $93,000 for advances made by the Chief Executive Officer on behalf of the Company.  As a result, the accrued balance as of December 31, 2008 is $510,925 and is classified as a component of Due To Related Parties in the accompanying financial statements.

As of December 31, 2008, the Chief Executive Officer of the Company is owed $894,103 for advances and unpaid equipment rental charges made on behalf of Bend Arch, the Company’s wholly-owned subsidiary.  As of December 31, 2007, Bend Arch owed the Chief Executive Officer $704,703 for previous advances and equipment rental charges at $4,500 per month.  During the year ended December 31, 2008, the Chief Executive Officer advanced $162,400 of funds to Bend Arch; the Company recorded $54,000 for equipment rental charges and repaid $27,000 to the Chief Executive Officer resulting in the $894,103 balance at December 31, 2008 classified as a component of Due to Related Parties in the accompanying financial statements.

At December 31, 2008, the President of Oil America Group, Inc. is owed $260,000 for unpaid salary per an agreement effective January 1, 2005.  The agreement is for annual compensation of $65,000 and none of this amount has been paid since the inception of the agreement.

At December 31, 2007, the operator of the Company’s oil and gas properties was owed $696,631 for services as the operator of the Company’s oil and gas production activities.  During the year ended December 31, 2008, the operator balance owed was increased for the net activities performed such that as of December 31, 2008, the net amount due to the operator of the Company’s oil and gas production activities was $1,630,734 and is classified as a component of Due to Related Parties in the accompanying financial statements.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer

  Director Independence

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:  Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings.  For the year ended December 31, 2008, fees incurred by the Company from Moore were an aggregate of $19,500 for the quarterly review associated with our Form 10-Q filings and any amendments thereto.  For the years ended December 31, 2008 and 2007, fees incurred by the Company from Moore were zero and $20,000 for the annual audit of the Company's financial statements included as part of our Form 10-K filing.

Audit-Related Fees:  Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.  There were no audit-related fees during the years ended December 31, 2008 and 2007.

Tax Services Fees:  Tax fees consist of fees billed for professional services for tax compliance.  These services include assistance regarding federal, state, and local tax compliance.  There were no tax fees during the years ended December 31, 2008 and 2007.

All Other Fees:  Other fees would include fees for products and services other than the services reported above.  There were no other fees during the years ended December 31, 2008 and 2007.

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

The Board has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements.  Management has represented to the Board that the Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Board has discussed with Moore, the Company's independent registered public accounting firm, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees).  The Board received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the auditors the auditors' independence.

Based on the Board’s discussion with management and the independent registered public accounting firm, the Board's review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Board, the Board recommends that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the years ended December 31, 2008 and 2007, for filing with the SEC.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No	Description of Exhibit
2.1	Certificate of Amendment to Articles of Incorporation of American Energy Production, Inc. filed with the Delaware Secretary of State (1)

3.1	Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003. (1)

3.2	Form 8-A12G for Registration of Certain Classes of Securities Pursuant to Section 12 (b) or (g) of the Securities Act of 1934 filed October 10, 2003. (1)

3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed November 19, 2003. (1)

3.4	Form N-54 Notification of Election as a Business Development Company dated January 12, 2004. (1)

3.5	Form 1-E Notification under Regulation E dated January 14, 2004. (1)

3.6	Form 1-E/A Notification under Regulation E dated June 24, 2005. (1)

3.7	Form 2-E Notification under Regulation E dated June 27, 2006. (1)

3.8	Form 2-E Notification under Regulation E dated December 11, 2006. (1)

3.9	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007. (1)

3.10	Form N-54C Notification of Withdrawal of Business Development Companies dated April 23, 2007. (1)

3.11	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed July 5, 2007. (1)

3.12	Form S-8 Registration Statement under the Securities Act of 1933 filed September 25, 2008. (1)

14.1	Code of Ethics (1)

20.1	Oil and Gas property valuation by Blue Ridge Enterprises as of December 31, 2008 *

21.1	Subsidiaries of American Energy Production, Inc. *

31.1	Certification of the Chief Executive and Chief Financial Officer of American Energy production, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*

*            Filed herewith

(1)	Incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC.

Date: April 30, 2009	By:	/s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bitters Charles Bitters	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	April 30, 2009
/s/ Joe Christopher Joe Christopher	Director	April 30, 2009

American Energy Production, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
American Energy Production, Inc.

We have audited the accompanying consolidated balance sheets of American Energy Production, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Production, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company had a net loss of $2,148,551 and $2,283,978 for the years ended December 31, 2008 and 2007, respectively. Additionally, at December 31, 2008, the Company has minimal cash, a negative working capital balance of $6,693,177, and a stockholders’ deficit of $3,055,149. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
May 5, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	12/31/2008	12/31/2007

Current Assets
Cash	$88,937	$133,220
Accounts receivable	-	1,205
Other current assets	146	316
Total Current Assets	89,083	134,740

Property and equipment, net	4,011,903	4,365,765

Other Assets
Development programs - related party	134,092	104,392
Other	1,188	168,379
Total Other Assets	135,280	272,771

Total Assets	4,236,266	4,773,277

LIABILITIES
Current Liabilities
Accounts payable	$312,903	$373,403
Other current liabilities	11,855	175,548
Due to related parties	3,295,763	1,707,759
Notes payable	2,115,062	2,023,714
Accrued interest payable	946,385	778,486
Accrued payroll taxes and penalties	84,161	80,346
Lease payable	16,131	16,131
Total Current Liabilities	6,782,260	5,155,387

Asset Retirement Obligations	509,155	524,488

Total Liabilities	$7,291,415	$5,679,875

Commitments and Contingencies (Note 8)

STOCKHOLDERS' DEFICIT

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 20,360,389 and 19,767,055 shares, respectively	2,037	1,977
Common stock issuable, $0.0001 par value, zero and 596,000 shares respectively	-	60
Additional paid in capital	24,067,655	24,067,655
Accumulated deficit	(26,223,191)	(24,074,640)
	(2,153,149)	(4,599)
Less: Subscription Receivable	(902,000)	(902,000)

Total Stockholders' Deficit	(3,055,149)	(906,599)

Total Liabilities and Stockholders' Deficit	$4,236,266	$4,773,277

See accompanying notes to consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	December 31,
	2008	2007
Revenues:
Oil sales, net	$1,842,059	$1,581,661

Operating Expenses
Compensation	255,384	213,419
Consulting	-	3,260
Depreciation, depletion and accretion	562,334	540,677
Rent	89,161	36,527
General and administrative	225,836	389,746
Production	2,265,456	2,300,198
Professional	126,748	173,393
Taxes	91,896	86,436
Website	1,080	-
Total Operating Expenses	3,617,895	3,743,656

Operating Loss	(1,775,836)	2,161,995)

Other Income (Expense)
Other income (expense)	(195,942)	19,097
Gain on sale of properties	-	29,309
Interest expense	(170,769)	(164,383)
Payroll tax expense and penalties	(6,004)	(6,004)
Total Other Income (Expense)	(372,716)	(121,982)

Net Loss	$(2,148,551)	$(2,283,978)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.12)

Weighted average Shares Outstanding	20,361,880	19,770,055

See accompanying notes to consolidated financial statements.

American Energy Production, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2007 and 2006

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2006	3,500,000	$350	19,767,055	$1,977	3,000	$-	$(902,000)	$23,978,715	$(21,790,662)	$1,288,379
Common stock issued for subscription receivable	-	-	-	-	593,000	60	-	88,940		89,000
Net loss, year ended December 31, 2007	-	-	-	-	-	-	-	-	(2,283,978)	(2,283,978)
Balance at December 31, 2007	3,500,000	$350	19,767,055	$1,977	596,000	$60	$(902,000)	$24,067,655	$(24,074,640)	$(906,599)
Common stock issued for sale of stock - $0.15 per share	-	-	593,334	60	(593,000)	(60)	-	-	-	0
Write off of issuable shares from 2003 - 3,000 shares	-	-	-	-	(3,000)	(0)	-	-	-	(0)
Net loss, year ended December 31, 2008	-	-	-	-	-	-	-	-	(2,148,551)	(2,148,551)
Balance at December 31, 2008	3,500,000	$350	20,360,389	$2,037	-	$(0)	$(902,000)	$24,067,655	$(26,223,191)	$(3,055,149)

See accompanying notes to consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2008	2007
Operating Activities:
Net loss	$(2,148,551)	$(2,283,978)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation expense	479,212	443,062
Depletion expense	61,218	74,337
Accretion expense	21,904	23,278

Changes in operating assets and liabilities:
Accounts receivable	1,205	122
Other current assets	170	3,880
Other assets	167,191	16,321
Accounts payable	(60,500)	46,212
Other current liabilities	(163,693)	10,245
Due from related party	-	88,229
Due to related party	1,588,004	1,531,027
Accrued interest payable	167,191	161,864
Accrued payroll taxes payable	3,815	7,770
Net Cash Provided By Operating Activities	117,874	122,368

Investing Activities:
Investment in property and equipment	(223,805)	(118,412)
Payments for development programs - related party	(29,699)	(25,767)
Net Cash Used In Investing Activities	$(253,504)	$(144,178)

Financing Activities:
Proceeds from note payable	103,000	-
Proceeds from sale of common stock	-	89,000
Proceeds from repayment of subscription receivable	-	-
Repayment of note payable	(11,652)	(40,873)
Net Cash Provided By (Used In) Financing Activities	91,348	48,127

Net Increase in Cash	(44,282)	26,317
Cash at Beginning of Period	133,220	106,902
Cash at End of Period	88,937	133,219
Cash interest paid	$-	$-

Supplemental disclosure of non-cash transactions
Capitalized asset retirement obligations	$-	$3,841
Retirement of asset retirement obligation from sale of properties	-	20,158
Retirement of asset retirement obligation from audit of properties	37,237	-

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

2.  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $2,148,551 and $2,283,978 for the years ended December 31, 2008 and 2007, respectively.  Additionally, at December 31, 2008, the Company has minimal cash, a negative working capital balance of $6,693,177, a stockholders’ deficit of 3,055,149 and is subject to certain contingencies as discussed in Note 10, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We have substantial current obligations and at December 31, 2008, we had $6,782,260 of current liabilities as compared to only $89,083 of current assets. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for annual financial information and with the instructions to Form 10-K of Regulation S-K.

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of American Energy and its wholly-owned subsidiaries as of December 31, 2008 and 2007 and all significant intercompany transactions, accounts and balances have been eliminated.

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

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.   Based upon the Company’s evaluation, no impairment was determined for the years ended December 31, 2008 and 2007.

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

Fair Value of Financial Instruments

We define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of trade receivable, other receivables, other assets and accounts payable approximates fair value because of the short maturity of those instruments. The estimated fair value of our other obligations is estimated based on the current rates offered to us for similar maturities.  Based on prevailing interest rates and the short-term maturity of all of our indebtedness, management believes that the fair value of our obligations approximates book value at December 31, 2008 and 2007.

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

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and accounts receivable for which the carrying amounts approximate fair value.  At certain times, our demand deposits held in banks may exceed the federally insured limits.  The Company has not experienced any losses related to these deposits.

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

Impact of Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

 In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 on March 1, 2008 and it did not have a material impact on the Company’s consolidated statement of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it did not have a material impact on the Company’s consolidated statement of operations or financial position.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense.  There was no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the years ended December 31, 2008 or 2007.  The Company has not taken a tax position that would have a material effect on the consolidated financial statements or the effective tax rate for the year ended December 31, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 were first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company’s adoption of this standard on January 1, 2008, was limited to financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

4.    PROPERTY AND EQUIPMENT
Property and equipment is comprised of the following:

	December 31,
	2008	2007
Oil and gas properties, successful efforts	$4,283,365	$4,362,610
Other property and equipment	1,744,067	1,520,261
Total	6,027,431	5,840,863
Less: Accumulated depreciation and depletion	2,015,528	1,475,098
Property and equipment, net	$4,011,903	$4,365,765

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

5.   DEBT

Our debt at December 31, 2008 and 2007 consisted of the following:

Lease Payable
	December 31,
	2008	2007
$21,238 computer equipment lease, bearing interest at 10% per annum	$16,131	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by a former officer/director and the Chief Executive Officer of the Company.  As of December 31, 2008, the Company has recorded a total of $25,029 in accrued interest for this payable in the accompanying Balance Sheet.

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

As of December 31, 2008, the Company has recorded $122,671 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion did not include accrued interest that was specified in the convertible debenture documentation.  Although the Company believes that no further common stock will be issued for these conversions, the accrued interest balance for these converted debentures is included in the accrued interest balance as of December 31, 2008.

Notes Payable

	December 31,
	2008	2007
$2,000,000 Promissory Note, dated February 20, 2003, bearing interest at 8% per annum and due on December 31, 2008	$2,000,000	$2,000,000
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6% per annum and due on February 28, 2008.	24,062	23,714
$103,000 Note, dated March, 2008, not formalized and not bearing interest	91,000	-
	$2,115,062	$2,023,714

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

As of December 31, 2008, the Company has accrued $798,685 of accrued interest on the Promissory Note and is included as a component of accrued interest payable in the accompanying financial statements.

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is six percent (6%) as of December 31, 2008. As of December 31, 2008, the outstanding balance is $24,062 and is included in the Note Payable balance in the accompanying consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of December 31, 2008 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of December 31, 2008, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

6.  DUE TO AND FROM RELATED PARTIES

Due to Related Parties:	December 31,
	2008	2007
Due to Chief Executive Officer from salary and rental agreement with Company.	$510,925	$306,425
Due to Chief Executive Officer from advances and rental agreement with Bend Arch	894,103	704,703
Due to President of Oil America Group, Inc. from salary agreement with Company	260,000	-
Due to Operator of oil and gas properties	1,630,734	696,631
Total Due To Related Parties	$3,295,763	$1,707,759

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2007, the Company owed the Chief Executive Officer $306,425 for unpaid amounts under the agreement.  During the year ended December 31, 2008, the Company accrued but did not pay $120,000 for compensation, reduced the balance $8,500 for payments made to the Chief Executive Officer, and increased the balance $93,000 for advances made by the Chief Executive Officer on behalf of the Company.  As a result, the accrued balance as of December 31, 2008 is $510,925 and is classified as a component of Due To Related Parties in the accompanying financial statements.

As of December 31, 2008, the Chief Executive Officer of the Company is owed $894,103 for advances and unpaid equipment rental charges made on behalf of Bend Arch, the Company’s wholly-owned subsidiary.  As of December 31, 2007, Bend Arch owed the Chief Executive Officer $704,703 for previous advances and equipment rental charges at $4,500 per month.  During the year ended December 31, 2008, the Chief Executive Officer advanced $162,400 of funds to Bend Arch; the Company recorded $54,000 for equipment rental charges and repaid $27,000 to the Chief Executive Officer resulting in the $894,103 balance at December 31, 2008 classified as a component of Due to Related Parties in the accompanying financial statements.

At December 31, 2008, the President of Oil America Group, Inc. is owed $260,000 for unpaid salary per an agreement effective January 1, 2005.  The agreement is for annual compensation of $65,000 and none of this amount has been paid since the inception of the agreement.

At December 31, 2007, the operator of the Company’s oil and gas properties was owed $696,631 for services as the operator of the Company’s oil and gas production activities.  During the year ended December 31, 2008, the operator balance owed was increased for the net activities performed such that as of December 31, 2008, the net amount due to the operator of the Company’s oil and gas production activities was $1,630,734 and is classified as a component of Due to Related Parties in the accompanying financial statements.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer (See Note 10 – Operating Agreement).

7.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the years ended December 31, 2008 and 2007:

	December 31,
	2007	2006
Asset retirement obligations at beginning of period	$524,487	$517,526
Revision to estimate and additions	(37,237)	3,841
Other adjustments	-	(20,157)
Liabilities settled during the period	-	-
Accretion of discount	21,905	23,277
Asset retirement obligations at end of period	$509,155	$524,487

8.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 20,360,389 were issued and outstanding as of December 31, 2008

Effective September 14, 2007, the Company announced that all of the required steps had been completed for a one-for-twenty five reverse stock split of its common stock. In connection with the reverse stock split, the shares outstanding prior to the reverse split were 494,170,082 and after the stock split there are 19,767,055, giving effect to rounding adjustments.  In accordance with FAS 128, all share and per share amounts have been retroactively adjusted to the beginning of the period to reflect the amendment to our Articles of Incorporation for the reverse stock split.

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

There were no changes in the preferred stock outstanding balance for the year ended December 31, 2008.

Common Stock:

Since December 31, 2005, 3,000 shares (75,000 shares adjusted for the one-for-twenty five reverse stock split) remained issuable to an overseas investor who had subscribed for an amount exceeding the shares that were actually issued under the terms of an offering in fiscal 2003.  The investor had paid for the full subscription, and as such, no amounts are due to the Company. However, the Company has attempted to contact the investor several times in order to process the certificate but has been unable to reach the investor.  In June 2008, the Company made the decision to write off the 3,000 issuable shares that had a post-reverse split historical balance of thirty cents ($0.30).  As a result, the Company no longer classifies the 3,000 shares as issuable and the $0.30 historical cost was offset against other income in the consolidated financial statements.

On December 13, 2007, the Company received $89,000 of proceeds from the sale of 593,000 shares of its $0.0001 par value common stock at $.15 per share.  The $.15 per share price was determined based upon a 40% discount to the closing market price of $.25 per share on the sale date of December 13, 2007.  The discount reflects there is no active market for the stock because it is thinly traded and that the $.25 per share is a more reflective value of the fair market value on the sales date.  At December 31, 2007, the shares were classified as common stock issuable in the consolidated financial statements. In January 2008, the shares were issued by the Company’s transfer agent and as such, are no longer classified as common stock issuable.

Options

In September 2008, the Company’s Board of Directors approved the issuance of up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  On September 25, 2008, the Company filed a Form S-8 with the SEC for the registration of the underlying shares of stock from the plan.  As of December 31, 2008, no grants under the Plan had been issued by the Company.

9.  INCOME TAXES

There was no income tax during the years ended December 31, 2008 and 2007 due to the Company’s net loss and valuation allowance position.

The Company’s tax expense differs from the “expected” tax expense (benefit) for the years ended December 31, 2008 and 2007 (computed by applying the Federal Corporate tax rate of 35% for 2008 and 2007 to loss before taxes), as follows:
	Years Ended December 31,
	2008	2007

Computed “expected” tax benefit	$(751,993)	$(799,392)
Valuation allowance	751,993	799,392
Net taxable benefit	$-	$-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$1,548,597	$790,689
Accrued compensation	64,750	42,000
Asset retirement obligations	7,666	8,147
Total deferred tax assets	1,621,013	840,836
Deferred tax liabilities:
Oil and gas properties	(78,332)	(41,444)
Net deferred tax asset	1,542,682	799,392
Valuation allowance	(1,542,682)	(799,392)
Net deferred taxes	$-	$-

In assessing the recognition of deferred tax assets, management estimates it is more likely than not that the Company will be in a net loss position for the year ended December 31, 2008, the Company’s fiscal year end.  As a result, the valuation allowance has been recorded for the entire amount of the net deferred tax asset.  Net operating loss carry-forwards aggregate approximately $4,424,563 and expire in years through 2029 (see note below).

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

The Company has included $84,161 of unpaid federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of December 31, 2008.  Although the unpaid federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $312,903 of accounts payable as of December 31, 2008 and the majority of this balance is from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records.  However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of December 31, 2008 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

See Note 6 – Due to Related Parties for additional related party transactions.

12.  SUBSEQUENT EVENTS

On March 6, 2009 but effective December 31, 2008, Bent Arch executed a Fourth Modification and Extension Agreement (the “Fourth Extension”) in relation to the Note that was to become due and payable on December 31, 2008 (See Note 5 – Debt).  The Fourth Extension modified the terms of the Note as follows;

•	The maturity date of the Note was extended to December 31, 2009.

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69, Disclosures about Oil and Gas Producing Activities.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the year ended December 31, 2008 as follows:

Acquisition of proved properties	$-
Acquisition of unproved properties	$-
Development costs	$-
Exploration costs	$-

Results of Operations for Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the year ended December 31, 2008:

Revenues, net of royalties	$1,842,059
Production costs	(2,265,456)
Depletion, depreciation, and valuation provisions	(580,723)
Exploration costs	--
(1,004,120)
Income tax expense	-
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(1,004,120)

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

	Oil		Gas
	(MBBL)		(BCF)
Proved reserves as of December 31,	2008	2007	2008	2007

Beginning of period	6.934	-	1.575	-
Conversion from a BDC company to an oil and gas operating company – April 1, 2007	-	6.944	-	1.635
Production	(0.012)	(0.010)	(0.089)	(0.060)
Revisions of previous estimates	0.806	-	39.036	-
End of period	7.728	6.934	40.522	1.575

Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2008 and 2007 in accordance with SFAS No. 69, “Disclosures About Oil and Gas Producing Activities” which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	December 31,
	2008	2007
Future cash inflows	$576,028,283	$512,426,856
Future production costs (1)	(83,582,682)	(33,096,290)
Future development costs	(13,500,000)	--
Future income tax expenses (2)	(167,630,960)	(167,765,698)
Future net cash flows	311,314,641	311,564,868
10% annual discount for estimated timing of cash flows	(215,734,906)	(215,908,308)
Standardized measure of discounted future net cash flows at the end of the year	$95,579,735	$95,656,560

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.
(2)	Previously for the December 31, 2007 report, the Company did not calculate future income tax expense and this has been reflected in the current report.

See the following table for average prices utilized for the disclosed amounts above.

December 31, 2008
Average crude oil price per Bbl	$44.60
Average natural gas price per Mcf	$5.71

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on year-end costs, and assuming continuation of existing economic conditions.

Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the estimated future pretax net cash flows relating to the Company’s proved crude oil and natural gas reserves, less the tax bases of the properties involved. The future income tax expenses give effect to tax credits and allowances, but do not reflect the impact of general and administrative costs and exploration expenses of ongoing operations relating to the Company’s proved crude oil and natural gas reserves.

Sources of Changes in Discounted Future Net Cash Flows

Principal changes in the aggregate standardized measure of discounted future net cash flows attributable to the Company’s proved crude oil and natural gas reserves, as required by SFAS No. 69, at year end are set forth in the table below.

	Year ended December 31, 2008	Year ended December 31, 2007
Standardized measure of discounted future net cash flows at the beginning of the year	$95,656,560	$-
Extensions, discoveries and improved recovery, less related costs	-	-
Conversion from a BDC company to an oil and gas operating company	-	513,176,934
Revisions of previous quantity estimates	258,843,160	-
Changes in estimated future development costs	(63,986,392)	(33,096,290)
Purchases (sales) of minerals in place	-	-
Net changes in prices and production costs	(143,217,588)	-
Accretion of discount	173,403	(215,908,308)
Sales of oil and gas produced, net of production costs	(423,397)	(750,078)
Development costs incurred during the period	--	--
Change in timing of estimated future production and other	--	--
Net change in income taxes	(51,466,011)	(167,765,698)
Standardized measure of discounted future net cash flows at the end of the year	$95,579,735	$95,656,560