Form 10-Q
period 2009-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2009-05-15
CIK 1111391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

333-52812
 (Commission File Number)

American Energy Production, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	74-2945581
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
6073 Hwy 281 South, Mineral Wells, TX 76067
(Address of principal executive offices including zip code)

(940) 445-0698
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
Yes  ☐  No  ☒

As of May 1, 2009, the Registrant had 20,360,389 shares outstanding of its $0.001 par value common stock.

American Energy Production, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2009

PART I
FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)
American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

	(Unaudited)
	3/31/2009	12/31/2008
Current Assets
Cash	$63,574	$88,937
Accounts receivable	19,369	-
Other current assets	-	146
Total Current Assets	82,944	89,083

Property and equipment, net	3,883,211	4,011,903

Other Assets
Development programs - related party	140,128	134,092
Other	1,724	1,188
Total Other Assets	141,852	135,280
Total Assets	4,108,007	4,236,266

Current Liabilities
Accounts payable	$333,756	$312,903
Other current liabilities	12,347	11,855
Due to related parties	3,483,236	3,295,763
Notes payable	2,115,348	2,115,062
Accrued interest payable	987,954	946,385
Accrued payroll taxes and penalties	84,314	84,161
Lease payable	16,131	16,131
Total Current Liabilities	7,033,086	6,782,260

Asset Retirement Obligations	514,878	509,155
Total Liabilities	$7,547,964	$7,291,415

Commitments and Contingencies (Note 8)

Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, 3,500,000 shares outstanding	$350	$350
Common stock, $0.0001 par value,
500,000,000 shares authorized, 20,360,389 shares outstanding	2,037	2,037
Additional paid in capital	24,067,655	24,067,655
Accumulated deficit	(26,607,998)	(26,223,191)
	(2,537,956)	(2,153,149)
Less: Subscription Receivable	(902,000)	(902,000)
Total Stockholders' Deficit	(3,439,956)	(3,055,150)
Total Liabilities and Stockholders' Deficit	$4,108,007	$4,236,266

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Oil sales, net	$230,936	$438,219

Operating Expenses
Compensation	57,078	46,243
Consulting	1,500	-
Depreciation, depletion and accretion	134,415	141,301
Rent	1,740	11,810
General and administrative	27,445	55,631
Production	290,656	424,347
Professional	29,290	50,766
Taxes	30,057	24,345
Total Operating Expenses	572,181	754,442

Operating Loss	(341,245)	(316,223)

Other Income (Expense)
Other income (expense)	100	-
Interest expense	(42,161)	(42,335)
Payroll tax expense and penalties	(1,501)	(1,501)
Total Other Income (Expense)	(43,562)	(43,836)

Net Loss	$(384,807)	$(360,059)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.02)

Weighted average Shares Outstanding	20,360,389	20,363,386

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(384,807)	$(360,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	109,798	115,506
Depletion expense	18,894	19,901
Accretion expense	5,723	5,894
Changes in operating assets and liabilities:
Accounts receivable	(19,369)	-
Other current assets	146	-
Other assets	(536)	(402)
Accounts payable	20,853	(32,999)
Other current liabilities	492	68
Due from related party	-	-
Due to related party	187,474	297,682
Accrued interest payable	41,569	41,604
Accrued payroll taxes payable	153	1,800
Net Cash Provided By (Used In) Operating Activities	(19,612)	88,996

Cash Flows From Investing Activities:
Investment in property and equipment	-	(158,326)
Payments for development programs - related party	(6,037)	(7,180)
Net Cash Used In Investing Activities	$(6,037)	$(165,506)

Cash Flows From Financing Activities:
Proceeds from note payable	1,500	-
Proceeds from sale of common stock	-	103,725
Proceeds from repayment of subscription receivable	-
Repayment of note payable	(1,214)	-
Net Cash Provided By Financing Activities	286	103,725

Net (Decrease) Increase in Cash	(25,3636)	27,215
Cash at Beginning of Period	88,937	133,220
Cash at End of Period	63,574	160,435
Cash interest paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

1.  HISTORY AND NATURE OF BUSINESS

Basis of Presentation and Concentration

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements at December 31, 2008 included in the Company's Form 10-K (“2008 10-K”) filed with the Securities and Exchange Commission (“SEC”) on May 6, 2009. The interim consolidated unaudited financial statements should be read in conjunction with those consolidated financial statements included in the 2008 10-K.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

American Energy Production, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $384,807 for the three months ended March 31, 2009.  Additionally, at March 31, 2009, the Company has minimal cash, has a negative working capital balance of $6,950,142, a stockholders’ deficit of $3,439,956 and is subject to certain contingencies as discussed in Notes 1 and 7, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements as of March 31, 2009 include the general accounts of American Energy and its wholly-owned subsidiaries Bend Arch Petroleum, Inc., Production Resources, Inc., Oil America Group, Inc. and AMEP Strategic Investments, Inc.  All significant intercompany transactions, accounts and balances have been eliminated.

Net Loss per Common Share

Basic loss per share is computed only on the weighted average number of common shares outstanding during the respective periods.

4.  PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	Mar. 31,	Dec. 31,
	2009	2008
Oil and gas properties, successful efforts method	$4,283,365	$4,283,365
Other property and equipment	1,744,067	1,744,067
	6,027,431	6,027,431
Less: Accumulated depreciation and depletion	2,144,220	2,015,528
Property and equipment, net	$3,883,211	$4,011,903

American Energy Production, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

5.     DEBT

T here were no significant changes in our debt during the three months ended March 31, 2009.

6.  DUE TO RELATED PARTIES

Due to Related Parties:
	Mar. 31,	Dec. 31,
	2009	2008
Due to Chief Executive Officer from salary and rental agreement with Company.	$510,925	$555,125
Due to Chief Executive Officer from advances and rental agreement with Bend Arch	894,103	932,561
Due to President of Oil America Group, Inc. from salary agreement with Company	260,000	276,250
Due to Operator of oil and gas properties	1,630,734	1,719,300
Total Due To Related Parties	$3,295,763	$3,483,236

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2008, the Company owed the Chief Executive Officer $510,925 for unpaid amounts under the agreement.  During the three months ended March 31, 2009, the Company accrued but did not pay $30,000 for compensation and increased the balance $14,200 for advances made by the Chief Executive Officer on behalf of the Company.  As a result, the accrued balance as of March 31, 2009 is $555,125 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2008, Bend Arch, the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $894,103 for previous advances and equipment rental charges at $4,500 per month.  During the three months ended March 31, 2009, the Chief Executive Officer advanced $34,650 of funds to Bend Arch; the Company recorded $13,500 for equipment rental charges and repaid $9,692 to the Chief Executive Officer.  As a result, the accrued balance as of March 31, 2009 is $932,561 and is classified as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

As of December 31, 2008, the President of Oil America Group, Inc. was owed $260,000 for unpaid salary per an agreement effective January 1, 2005.  The agreement is for annual compensation of $65,000 and none of this amount has been paid since the inception of the agreement.  During the three months ended March 31, 2009, the Company accrued but did not pay $16,250 for compensation. As a result, the accrued balance as of March 31, 2009 is $276,250 and is classified as a component of Due To Related Parties in the accompanying unaudited consolidated financial statements.

American Energy Production, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

As of December 31, 2008, the operator of the Company’s oil and gas properties was owed $1,630,734 for services as the operator of the Company’s oil and gas production activities.  During the three months ended March 31, 2009, the operator balance owed was increased for the net activities performed such that as of March 31, 2009, the net amount due to the operator of the Company’s oil and gas production activities was $1,719,300 and is classified as a component of Due to Related Parties in the accompanying financial statements.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer (See Note 10 –Related Party Transactions).

7.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the three months ended March 31, 2009:

Asset retirement obligations at December 31, 2008	$509,155
Revision to estimate and additions	-
Other adjustments	-
Liabilities settled during the period	-
Accretion of discount	5,723
Asset retirement obligations at end of period	$514,878

8.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 20,360,389 were issued and outstanding as of March 31, 2009.

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of March 31, 2009.

The Company is authorized to issue up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  As of March 31, 2009, no grants under the Plan had been issued by the Company.

There were no changes in the common stock or preferred stock outstanding balances during the three months ended March 31, 2009.

American Energy Production, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

9.     COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

Prior to December 31, 2007, the Company and certain of its wholly-owned subsidiaries were delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries were not in good standing.  The Company and its wholly-owned subsidiaries have filed the required reports for both 12-31-07 and 12-31-08 and as a result, management anticipates that the Company and all of its wholly-owned subsidiaries will be declared in good standing in the near future.  However, the Company has not received notice that all of the filings have been accepted and as a result, may face certain penalties and interest due to the delinquent status of the reports before they were filed.

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

The Company has included $84,314 of unpaid federal payroll taxes and employee withholdings and related penalties and interest in its accrued expenses as of March 31, 2009.  Although the unpaid federal taxes are from the predecessor company, Communicate Now.com, Inc., such amounts are subject to potential federal tax liens for the Company.

The Company has $333,756 of accounts payable as of March 31, 2009 and the majority of this balance is from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company is commencing the process of eliminating the liabilities from its records.  However, there can be no assurance that the Company will be successful in its efforts to eliminate the liabilities.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of March 31, 2009 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

10.  RELATED PARTY TRANSACTIONS

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

On November 1, 2003, the Company entered into an operating agreement for its oil and gas production activities with Proco, a company controlled by the brother of the Company’s Chief Executive Officer (See Note 6 – Due to Related Parties). The term of the operating agreement is equal to the term of the oil and gas leases held by the Company.  In general, the operator incurs costs which are billed to the Company and the operator markets and sells oil and collects payments from customers. Such payments are then remitted to the Company.  The operator has a first and preferred lien on the leasehold interests of the Company against any sums due to the Operator by the Company.

See Note 6 – Due to Related Parties for additional related party transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on May 6, 2009.

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

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $384,807 for the three months ended March 31, 2009.  Additionally, the Company has a negative working capital balance of $6,950,142 and a stockholders’ deficit of $3,439,956 at March 31, 2009 and is subject to certain contingencies as discussed in Notes 1 and 7 to the accompanying unaudited consolidated financial statements, which could have a material impact on the Company’s financial condition and operations. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

	Three Months Ended March 31,
	2009	2008
Revenues:
Oil sales, net	$230,936	$438,219

Operating Expenses
Compensation	57,078	46,243
Consulting	1,500	-
Depreciation, depletion and accretion	134,415	141,301
Rent	1,740	11,810
General and administrative	27,445	55,631
Production	290,656	424,347
Professional	29,290	50,766
Taxes	30,057	24,345
Total Operating Expenses	572,181	754,442

Operating Loss	(341,245)	(316,223)

Other Income (Expense)
Other income (expense)	100	-
Interest expense	(42,161)	(42,335)
Payroll tax expense and penalties	(1,501)	(1,501)
Total Other Income (Expense)	(43,562)	(43,836)

Net Loss	$(384,807)	$(360,059)

Three Months ended March 31, 2009 compared to 2008.

Revenues:

Revenues decreased $207,283 or 47%, to $230,936 for 2009 from $438,219 for 2008.  Revenues for 2009 were comprised of $140,780 of oil sales (4,131 barrels of oil at an average price of $34.08 per barrel), $86,656 of natural gas sales (20,994 MCF at an average price of $4.13 per MCF) and $3,500 of royalties.   Revenues for 2008 were comprised of $279,693 of oil sales (3,163 barrels of oil at an average price of $88.43 per barrel), $158,179 of natural gas sales (16,991 MCF at an average price of $9.31 per MCF) and $347 of royalties.  Although production volume increased, revenues decreased due to significantly reduced market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $182,261, or 24%, to $572,181 for 2009 from $754,442 for 2008.  The decrease was primarily related to a reduction in production expenses related to the downturn in the oil and gas market as well as the entire economy.

Other Income (Expense):

Other income (expense) decreased $274 of expense, or less than 1% to $43,562 of expense for 2009 from $43,836 of expense for 2008.  The increase in expense was primarily from a decrease in interest expense related to notes payable.

Liquidity and Capital Resources

Cash and cash equivalents were $63,574 at March 31, 2009 as compared to $88,937 at December 31, 2008, and working capital deficit was $6,950,142 at March 31, 2009 as compared to a working capital deficit of $6,693,177 at December 31, 2008.  The increase in the working capital deficit was primarily from an $187,474 increase in due to related parties and a $41,569 increase in accrued interest payable.

Operating Activities

Cash used in operating activities was $19,612 for the three months ended March 31, 2009 compared to cash provided of $88,996 for the three months ended March 31, 2008.  The decrease in cash provided by operations to cash used in operations from 2008 to 2009 was primarily from a decrease in the change for due to related parties and an increase in accounts payable for 2009 as compared to a decrease in 2008.

Investing Activities

Cash used in investing activities was $6,037 for the three months ended March 31, 2009 compared to cash used of $165,506 for the three months ended March 31, 2008.  The decrease in cash used resulted primarily from a decrease in the investment in property and equipment in 2008 to zero in 2009.

Financing Activities

Cash provided by financing activities was $286 for the three months ended March 31, 2009 compared to $103,725 cash used in financing activities for the three months ended March 31, 2008. The 2008 amount is all from the sale of common stock with no comparable amount in 2009.

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

Debt

There were no significant changes in our debt for the three months ended March 31, 2009.

Equity Financing

There was no equity financing for the three months ended March 31, 2009.

Liquidity

To continue with our business plan, we will require additional working capital as we have not been generating sufficient cash from operations to fund our operating activities through the end of fiscal 2009.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate revenues and cash flow from its business plan as an oil and gas operating company.

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

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - Other Information

Item 6.  Exhibits

The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.
Exhibit No.	Description of Exhibit
2.1	Certificate of Amendment to Articles of Incorporation of American Energy Production, Inc. filed with the Delaware Secretary of State (1)

3.1	Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003. (1)

3.2	Form 8-A12G for Registration of Certain Classes of Securities Pursuant to Section 12 (b) or (g) of the Securities Act of 1934 filed October 10, 2003. (1)

3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed November 19, 2003. (1)

3.4	Form N-54 Notification of Election as a Business Development Company dated January 12, 2004. (1)

3.5	Form 1-E Notification under Regulation E dated January 14, 2004. (1)

3.6	Form 1-E/A Notification under Regulation E dated June 24, 2005. (1)

3.7	Form 2-E Notification under Regulation E dated June 27, 2006. (1)

3.8	Form 2-E Notification under Regulation E dated December 11, 2006. (1)

3.9	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007. (1)

3.10	Form N-54C Notification of Withdrawal of Business Development Companies dated April 23, 2007. (1)

3.11	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed July 5, 2007. (1)

3.12	Form S-8 Registration Statement under the Securities Act of 1933 filed September 25, 2008. (1)

14.1	Code of Ethics (1)

20.1	Oil and Gas property valuation by Blue Ridge Enterprises as of December 31, 2007 (1)

20.2	Oil and Gas property valuation by Blue Ridge Enterprises as of December 31, 2008 (1)

21.1	Subsidiaries of American Energy Production, Inc. (1)

31.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*

   *           Filed herewith

(1)	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bitters Charles Bitters	Chief Executive Officer, Principal Executive and Financial Officer, Director	May 14, 2009