Form 10-Q
period 2009-06-30
AMERICAN ENERGY PRODUCTION INC
filed 2009-08-20
CIK 1111391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

As of August 7, 2009, the Registrant had 59,261,066 shares outstanding and issuable of its $0.001 par value common stock.

American Energy Production, Inc. and Subsidiaries
Form 10-Q Index
June 30, 2009

PART I
FINANCIAL INFORMATION

Item 1-Consolidated Financial Statements (Unaudited)
American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	Unaudited
	6/30/2009	12/31/2008
Current Assets
Cash	$73,298	$88,937
Accounts receivable	28,990	-
Other current assets	-	146
Total Current Assets	102,288	89,083

Property and equipment, net	3,759,630	4,011,903

Other Assets
Development programs - related party	135,826	134,092
Other	484	1,188
Total Other Assets	136,310	135,280
Total Assets	3,998,228	4,236,266

LIABILITIES
Current Liabilities
Accounts payable	$16,217	$312,903
Other current liabilities	12,970	11,855
Due to related parties	-	3,295,763
Notes payable	114,073	2,115,062
Accrued interest payable	-	946,385
Accrued payroll taxes and penalties	17,368	84,161
Lease payable	-	16,131
Total Current Liabilities	160,628	6,782,260

Long-Term Liabilities
Deferred other income	484,455	-
Asset retirement obligations	520,600	509,155
Total Long-Term Liabilities	1,005,054	509,155
Total Liabilities	$1,165,683	$7,291,415

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, Series A, $0.0001 par value, 5,000,000
shares authorized, none and 3,500,000 shares outstanding, respectively	$-	$350
Common stock, $0.0001 par value, 500,000,000 shares
authorized, 20,360,389 shares outstanding	2,036	2,036
Common stock issuable, $0.0001 par value, 38,900,677 shares and none	3,890	-
Subscription payable	5,834,634	-
Additional paid in capital	24,265,886	24,067,655
Accumulated deficit	(26,371,901)	(26,223,191)
	3,734,545	(2,153,150)
Less: Subscription receivable	(902,000)	(902,000)
Total Stockholders' Equity (Deficit)	2,832,545	(3,055,150)
Total Liabilities and Stockholders' Equity (Deficit)	$3,998,228	$4,236,266
See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Oil sales, net	$264,908	$553,445	$495,844	$991,664

Operating Expenses
Compensation	151,232	46,242	192,061	92,484
Consulting	41,996	-	43,496	-
Depreciation, depletion and accretion	129,303	151,550	263,718	292,851
Rent	1,660	10,452	3,400	22,262
General and administrative	44,047	62,775	71,492	118,406
Production	300,444	611,871	591,100	1,036,217
Professional	42,323	26,334	71,613	77,100
Taxes	12,536	37,731	42,593	62,076
Total Operating Expenses	723,541	946,954	1,279,473	1,701,396

Operating Loss	(458,633)	(393,509)	(783,628)	(709,732)

Other Income (Expense)
Other income	640,467	303	640,567	303
Interest expense	(2,940)	(42,345)	(5,648)	(84,680)
Payroll tax expense and penalties	-	(1,501)	-	(3,002)
Total Other Income (Expense)	637,527	(43,543)	634,918	(87,379)

Net Income (Loss)	$178,894	$(437,052)	$(148,710)	$(797,111)

Net Income (Loss) Per Share - Basic and Diluted	$0.01	$(0.02)	$(0.01)	$(0.04)

Weighted average Shares Outstanding	23,090,067	20,363,386	21,732,768	20,363,371

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows From Operating Activities:

Net loss	$(148,710)	$(797,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	214,486	241,261
Depletion expense	37,787	39,802
Accretion expense	11,445	11,788
Stock options issued for compensation	104,990	-
Stock options issued for consulting	41,996	-
Write off of payroll taxes and penalties	(69,851)	-
Forgiveness of accrued compensation - due to related party	(292,500)	-
Non-cash write off of accrued interest on notes payable	(378,027)	-
Common stock issued for oil and gas equipment	1,750	-
Changes in operating assets and liabilities:
Accounts receivable	(28,990)	-
Other current assets	146	-
Other assets	704	(78,431)
Accounts payable	19,603	(46,250)
Other current liabilities	1,115	78,522
Due to related party	334,407	619,636
Accrued interest payable	83,677	83,309
Accrued payroll taxes payable	3,058	813
Net Cash Provided By (Used In) Operating Activities	(62,916)	153,339

Cash Flows From Investing Activities:
Investment in property and equipment	-	(222,605)
Payments for development programs - related party	(1,735)	(14,685)
Purchase of oil lease	-	-
Net Cash Used In Investing Activities	$(1,735)	$(237,289)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	50,000	90,607
Repayment of note payable	(989)	-
Net Cash Provided By Financing Activities	49,011	90,607

Net (Decrease) Increase in Cash	(15,639)	6,657
Cash at Beginning of Period	88,937	133,220
Cash at End of Period	73,298	139,877

Cash interest paid	$-	$-

Supplemental disclosure of non-cash transactions
Conversion of note payable and accrued interest to common stock	$2,500,000	$-
Conversion of debt and accrued interest to common stock	3,337,669	-

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

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.  HISTORY AND NATURE OF BUSINESS

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our” “its”) is a publicly traded oil and gas company that is engaged primarily in the acquiring, developing, producing, exploring and selling of oil and natural gas. The Company traditionally has acquired oil and gas companies that have the potential for increased oil and natural gas production utilizing new technologies, well workovers and fracture stimulation systems. Additionally, the Company has expanded its scope of business to include the drilling of new wells with its own equipment through its wholly-owned subsidiary companies.  See Note 12 – Subsequent Events.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $148,710 for the six months ended June 30, 2009 as compared to a net loss of $797,111 for the six months ended June 30, 2008.  The decrease in the net loss from 2008 to 2009 was primarily from non recurring non-cash write-offs for the forgiveness of accrued payroll related to an officer of the Company, the forgiveness of accrued interest related to a note payable that was converted to common stock and payroll taxes and penalties related to a predecessor company.  Additionally, at June 30, 2009, the Company has minimal cash and has a negative working capital balance of $58,341, which could have a material impact on the Company’s financial condition and operations. The negative working capital balance was significantly reduced from a balance of $6,950,142 at March 31, 2009 to the June 30, 2009 balance by the write off of the obligations discussed below along with the conversion of notes payable, accrued interest and due to related parties to common stock during the three months ended June 30, 2009.  As a result, the Company has stockholder’s equity of $2,832,545 at June 20, 2009 as compared to a stockholders’ deficit of $3,439,956 at March 31, 2009.   However, the ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Company  and certain of its wholly-owned subsidiaries (the “Company”) eliminated certain debt obligations by converting them into $0.0001 par value common stock (“Stock”) of the Company.  Additionally, the Company successfully negotiated and eliminated a substantial amount of obligations that were incurred from a predecessor company and converted an existing preferred stock agreement to Stock.

As a result of the above restructuring of the Company’s consolidated balance sheet, the Company has eliminated the majority of its debt and will issue 33,850,678 shares of Stock, 23,350,678 from the conversion of debt obligations and 10,500,000 from the conversion of preferred stock.

Additionally, on May 11, 2009, the Company granted 9,800,000 non-qualified stock options to purchase the Company’s $0.0001 par value common to stock to employees and consultants of the Company.  These stock options were previously registered in 2008 by the Company on Form S-8 with the Securities and Exchange Commission.  The stock options were issued with an exercise price of $0.015 per share, the closing price of the Company’s traded stock on the date of grant.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures, working capital and debt service requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.  Management believes that as a result of restructuring of the balance sheet as discussed above, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

Principles of Consolidation

The accompanying unaudited consolidated financial statements as of June 30, 2009 include the general accounts of American Energy and its wholly-owned subsidiaries Bend Arch Petroleum, Inc., Production Resources, Inc., Oil America Group, Inc. and AMEP Strategic Investments, Inc.  All significant intercompany transactions, accounts and balances have been eliminated.

Net Income (Loss) per Common Share

Basic income (loss) per share is computed only on the weighted average number of common shares outstanding during the respective periods.

4.	PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:

	Jun. 30,	Dec. 31,
	2009	2008
Oil and gas properties, successful efforts method	$4,283,365	$4,283,365
Other property and equipment	1,744,067	1,744,067
	6,027,431	6,027,431
Less: Accumulated depreciation and depletion	2,267,801	2,015,528
Property and equipment, net	$3,759,630	$4,011,903

5.	DEBT

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Company and certain of its wholly-owned subsidiaries eliminated certain debt obligations by converting them into $0.0001 par value common stock as follows:

Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company, had a $2,000,000 Promissory Note (Note”) that was due and payable on December 31, 2009.  The Note was issued to Proco Operating Co., Inc. (“Proco”), a company controlled by the brother of the Company’s Chief Executive Officer and a director.  The purpose of the Note was to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  The Note replaced a $2,000,000 convertible debenture dated January 5, 2004. As of the Effective Date, the Note has been converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

Additionally, the Note included the payment of interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  As a result of the transaction, the $378,027 of accrued interest forgiven was adjusted as a $79,342 credit against interest expense for interest recorded in the current year through June 30, 2009 and a $298,685 credit to Other Income for interest expense recorded in prior years.

As a result of the conversions discussed above, the Company will issue 10,000,000 shares of Stock and as of June 30, 2009, these have been recorded as issuable in the unaudited consolidated financial statements.

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by the Chief Executive Officer of the Company.  In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.

However, as of the Effective Date, the transaction has not been finalized as the lessor had not formerly executed the settlement agreement. The Company has researched the matter and believes that consideration was provided by the Company and accepted by the Lessor for the settlement and that no further consideration or action is required by the Company.  Accordingly, the $16,131 debt obligation and $25,029 of accrued interest have been re-classed to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  The Company intends to write this amount off by December 31, 2009 in relation to the annual audit of its consolidated financial statements (See Note 8 – Deferred Other Income).

As a result of the above transactions, the Company has the remaining debt as of June 30, 2009:

$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6% per annum and due on February 28, 2008.	$23,073
$103,000 Note, dated March, 2008, not formalized and not bearing interest	91,000
$114,073

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is six percent (6%) as of June 30, 2009. As of June 30, 2009, the outstanding balance is $23,073 and is included in the Note Payable balance in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of June 30, 2009 and classified as a component of Note Payable in the accompanying unaudited consolidated financial statements.  As of June 30, 2009, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

6.  DUE TO RELATED PARTIES

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of the Effective Date, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the agreement and has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

As of the Effective Date, Bend Arch, the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $1,007,715 for previous advances and equipment rental charges at $4,500 per month.  This amount has been converted into 4,030,860 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

As of the Effective Date, the operator of the Company’s oil and gas properties was owed $1,736,219 for services as the operator of the Company’s oil and gas production activities.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  This amount has been converted into 6,944,877 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

As of the Effective Date, the President of Oil America Group, Inc. was owed $292,500 for unpaid salary per an agreement effective January 1, 2005.  The agreement is for annual compensation of $65,000 and none of this amount has been paid since the inception of the agreement.  The unpaid salary of $292,500 has been forgiven by the President of Oil America Group, Inc as of the Effective Date.  As a result, the Company has reversed the current year compensation expense recorded through June 30, 2009 of $32,500 and the remainder of $260,000 representing compensation expensed recorded in previous years has been recorded as Other Income in the unaudited consolidated financial statements at June 30, 2009.

As a result of the above conversions and forgiveness of obligations, there is no balance outstanding for Due to Related Parties at June 30, 2009.

7.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the six months ended June 30, 2009:

Asset retirement obligations at December 31, 2008	$509,155
Revision to estimate and additions	-
Other adjustments	-
Liabilities settled during the period	-
Accretion of discount	11,445
Asset retirement obligation at end of period	$520,000

8.  DEFERRED OTHER INCOME

 On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by the Chief Executive Officer of the Company.  In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.

However, as of the Effective Date, the transaction has not been finalized as the lessor had not formerly executed the settlement agreement. The Company has researched the matter and believes that consideration was provided by the Company and accepted by the Lessor for the settlement and that no further consideration or action is required by the Company.  Accordingly, the $16,131 debt obligation and $25,029 of accrued interest have been re-classed to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  The Company intends to write this amount off by December 31, 2009 in relation to the annual audit of its consolidated financial statements (See Note 5 – Debt).

As of the Effective Date, the Company has recorded $122,671 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion did not include accrued interest that was specified in the convertible debenture documentation.  The Company has researched the matter and believes that no further common stock will be issued for these conversions.  Accordingly, the $122,671 of accrued interest has been re-classed to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  The Company intends to write this amount off by December 31, 2009 in relation to the annual audit of its consolidated financial statements.

As of the Effective Date, the Company had recorded approximately $262,000 of accounts payable from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company commenced the process of eliminating the liabilities from its records.  As of the Effective Date, these accounts payable have been removed from the Company’s unaudited consolidated financial statements.  Additionally, the Company determined additional accounts payable in the amount of approximately $54,000 were not valid and should be eliminated.  According, as of the Effective Date, accounts payable has been reduced by $316,289 and has been re-classed to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  The Company intends to write this amount off by December 31, 2009 in relation to the annual audit of its consolidated financial statements.

9.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 20,360,389 were issued and outstanding as of June 30, 2009.  Additionally, the Company has 38,900,677 shares issuable as of June 30, 2009 as discussed below.  In total, the Company has 59,261,066 shares outstanding and issuable at June 30, 2009.

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding as of June 30, 2009.

The Company is authorized to issue up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  As of June 30, 2009, 9,800,000 stock options have been granted under the Plan and issued by the Company.

Common Stock:

There were no changes in common stock outstanding during the six months ended June 30, 2009.

Common Stock Issuable:

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Company and certain of its wholly-owned subsidiaries eliminated certain debt obligations by converting them into $0.0001 par value common stock (“Stock”) of the Company.

Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company, had a $2,000,000 Promissory Note (Note”) that was due and payable on December 31, 2009.  The Note was issued to Proco, a company controlled by the brother of the Company’s Chief Executive Officer and a director.  The purpose of the Note was to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  The Note replaced a $2,000,000 convertible debenture dated January 5, 2004. As of the Effective Date, the Note has been converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares are recorded as issuable at June 30, 2009

Additionally, the Note included the payment of interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at June 30, 2009.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of the Effective Date, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the agreement and has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at June 30, 2009.

As of the Effective Date, Bend Arch, the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $1,007,715 for previous advances and equipment rental charges at $4,500 per month.  This amount has been converted into 4,030,860 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at June 30, 2009.

As of the Effective Date, the operator of the Company’s oil and gas properties was owed $1,736,219 for services as the operator of the Company’s oil and gas production activities.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  This amount has been converted into 6,944,877 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at June 30, 2009.

Effective May 11, 2009, the Company received $50,000 of proceeds from the sale of 5,000,000 shares of Stock at $.01 per share.  The $.01 per share price was determined based upon a 33% discount to the closing market price of $.015 per share on the sale date of May 11, 2009.  The discount reflects there is no active market for the Stock because it is thinly traded and that the $.01 per share is a more reflective value of the fair market value on the sales date.  These shares are recorded as issuable at June 30, 2009.

Effective April 1, 2009, the Company issued 50,000 shares of Stock to an unrelated third party for oil and gas related equipment.  The Stock was valued at $1,750 or $0.035 per share, the closing trading price of the Stock on April 1, 2009.  These shares are recorded as issuable at June 30, 2009.

As a result of the above, the Company has 38,900,977 shares classified as issuable at June 30, 2009.  These represent 23,350,677 from the conversion of debt, 10,500,000 from the conversion of preferred stock, 5,000,000 from the sale of Stock and 50,000 from the issuance of Stock for oil and gas equipment.

Preferred Stock:

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of the Effective Date.  All of the preferred stock outstanding was held by the Chief Executive Officer of the Company. Under the terms of the designation, these Series A shares are not entitled to dividends and are convertible, at the option of the holder, at any time, into three times as many common shares as Series A, preferred that are held.  There are no liquidation rights or preferences to Series A, preferred stock holders as compared to any other class of stock.  These shares are non-voting, however, the holders, as a class may elect two directors.

As of the Effective Date, the holder elected to convert the preferred stock and the Company will issue 10,500,000 shares of Stock and these have been classified as issuable in the unaudited consolidated financial statements at June 30, 2009.

Stock Options:

On May 11, 2009, the Company granted 9,800,000 non-qualified stock options to employees and consultants under the Plan as described above.  Of the 9,800,000 stock options granted, 7,000,000 were issued to employees and 2,800,000 were issued to consultants.

The Company evaluated the stock options in accordance with SFAS 123R and utilized the Black Scholes method to determine valuation.  As a result of our analysis, the total value for the stock option issuance was $146,986 recorded as $104,990 of compensation expense and $41,996 as consulting expense.

The Company used the following in the calculation:

Stock Price (grant date)	$0.015
Exercise Price	$0.015
Expected Life (between vesting period and term of warrants)	5.00
Volatility	348%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (10 year T-bill rate)	3.17%

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

As of the Effective Date, the Company had recorded $83,812 of unpaid federal payroll taxes and employee withholdings and related penalties and interest.  These unpaid federal taxes are entirely from CommunicateNow.com, the predecessor company.  The previous Chief Executive Officer of Communicate Now.com, Inc. structured a settlement payment agreement with the Internal Revenue Service and has paid the balance of the obligation down to $13,961 as of the Effective Date.  Accordingly, the Company has reduced the balance recorded to $13,961 as of the Effective Date and the difference of $69,851 has been recorded to Other Income in the unaudited consolidated financial statements at June 30, 2009.  The remaining balance of $13,961 is included in the Company’s unaudited consolidated financial statements because of potential federal tax liens for the Company until the balance is paid in full.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of June 30, 2009 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

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

See Note 6 – Due to Related Parties for additional related party transactions.

12.  SUBSEQUENT EVENTS

On August 6, 2009, the Company announced that it has executed a non-binding Letter of Intent ("LOI") for acquisition of Dorado Gold, LLC and Master Petroleum, LLC, both California limited liability companies (together "Dorado"). Dorado owns 100% of certain placer gold mining claims, land and equipment (the "Joint Properties") 25 miles north of Weaverville, California. Additionally, AENP and Dorado executed a 120-day Operating Agreement to jointly participate in the exploration, evaluation, development and mining of gold and other minerals within the Joint Properties ("Joint Venture"). AENP will bear 100% of all expenses during operations of the Joint Venture and AENP and Dorado will each receive fifty percent (50%) of product or revenues after expenses. AENP will manage the Joint Venture. The acquisition of Dorado by AENP is subject to AENP's sole evaluation of the results after the 120-day Joint Venture period is completed.

On August 7, 2009, Board of Directors dismissed Moore & Associates Chartered (“Moore”), its independent registered public account firm.  The reason for the dismissal was that Michael Moore is retiring.   On the same date, the accounting firm of Seale and Beers (“Seale”), CPAs was engaged as the Company’s new independent registered public account firm. The Board of Directors of the Company approved of the dismissal of Moore and the engagement of Seale, CPAs as its independent auditor. None of the reports of Moore on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited consolidated financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 included a going concern qualification.

During the Company’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $148,710 for the six months ended June 30, 2009 as compared to a net loss of $797,111 for the six months ended June 30, 2008.  The decrease in the net loss from 2008 to 2009 was primarily from non recurring non-cash write-offs for the forgiveness of accrued payroll related to an officer of the Company, the forgiveness of accrued interest related to a note payable that was converted to common stock and payroll taxes and penalties related to a predecessor company.  Additionally, at June 30, 2009, the Company has minimal cash and has a negative working capital balance of $58,341, which could have a material impact on the Company’s financial condition and operations. The negative working capital balance was significantly reduced from a balance of $6,950,142 at March 31, 2009 to the June 30, 2009 balance by the write off of the obligations discussed below along with the conversion of notes payable, accrued interest and due to related parties to common stock during the three months ended June 30, 2009.  As a result, the Company has stockholder’s equity of $2,832,545 at June 20, 2009 as compared to a stockholders’ deficit of $3,439,956 at March 31, 2009.   However, the ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RECENT DEVELOPMENTS

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Company  and certain of its wholly-owned subsidiaries (the “Company”) eliminated certain debt obligations by converting them into $0.0001 par value common stock (“Stock”) of the Company.  Additionally, the Company successfully negotiated and eliminated a substantial amount of obligations that were incurred from a predecessor company and converted an existing preferred stock agreement to Stock.

As a result of the above restructuring of the Company’s consolidated balance sheet, the Company has eliminated the majority of its debt and will issue 33,850,678 shares of Stock, 23,350,678 from the conversion of debt obligations and 10,500,000 from the conversion of preferred stock.  Management believes that as a result of restructuring of the balance sheet as discussed above, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

Additionally, on May 11, 2009, the Company granted 9,800,000 non-qualified stock options to purchase the Company’s $0.0001 par value common to stock to employees and consultants of the Company.  These stock options were previously registered in 2008 by the Company on Form S-8 with the Securities and Exchange Commission.  The stock options were issued with an exercise price of $0.015 per share, the closing price of the Company’s traded stock on the date of grant.

On August 6, 2009, the Company announced that it has executed a non-binding Letter of Intent ("LOI") for acquisition of Dorado Gold, LLC and Master Petroleum, LLC, both California limited liability companies (together "Dorado"). Dorado owns 100% of certain placer gold mining claims, land and equipment (the "Joint Properties") 25 miles north of Weaverville, California. Additionally, AENP and Dorado executed a 120-day Operating Agreement to jointly participate in the exploration, evaluation, development and mining of gold and other minerals within the Joint Properties ("Joint Venture"). AENP will bear 100% of all expenses during operations of the Joint Venture and AENP and Dorado will each receive fifty percent (50%) of product or revenues after expenses. AENP will manage the Joint Venture. The acquisition of Dorado by AENP is subject to AENP's sole evaluation of the results after the 120-day Joint Venture period is completed.

On August 7, 2009, Board of Directors dismissed Moore & Associates Chartered (“Moore”), its independent registered public account firm.  The reason for the dismissal was that Michael Moore is retiring.   On the same date, the accounting firm of Seale and Beers (“Seale”), CPAs was engaged as the Company’s new independent registered public account firm. The Board of Directors of the Company approved of the dismissal of Moore and the engagement of Seale, CPAs as its independent auditor. None of the reports of Moore on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company’s audited consolidated financial statements contained in its Form 10-K for the fiscal year ended December 31, 2008 included a going concern qualification.

During the Company’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Moore whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Moore’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

The following discussion of the results of operations should be read in conjunction with our unaudited consolidated financial statements and notes thereto for the periods presented included in this Form 10-Q.

Three Months ended June 30, 2009 compared to 2008.

Revenues:

Revenues decreased $288,537 or 52%, to $264,908 for 2009 from $553,445 for 2008.  Revenues for 2009 were comprised of $164,559 of oil sales (3,276 barrels of oil at an average price of $50.24 per barrel), $91,060 of natural gas sales (20,588 MCF at an average price of $4.42 per MCF), $507 of royalties and $8,782 of management fees.   Revenues for 2008 were comprised of $341,573 of oil (2,975 barrels of oil at an average price of $114.81), $211,209 of natural gas sales (18,818 MCF at an average price of $11.22 per MCF) and $663 of royalties.  Although production volume increased (oil by 10% and natural gas by 9%), revenues decreased due to significantly reduced market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $223,413, or 24%, to $723,541 for 2009 from $946,954 for 2008.  The decrease was primarily related to a reduction in production expense and tax expense related to the downturn in the oil and gas market as well as the entire economy.  Additionally, the Company made a concerted effort to reduce expenses everywhere and this resulted in a significant decrease in general and administrative expense.  These were offset by an increase in compensation and consulting expense primarily related to a non-cash expense from a Black-Scholes calculation for the issuance of non-qualified stock options in 2009 with no comparable amount in 2008.

Other Income (Expense):

Other income (expense) increased $681,070 of income, or 1564% to $637,527 of income for 2009 from $43,543 of expense for 2008.  The increase in income was primarily from 1) $260,000 from the forgiveness of accrued payroll for the President of Oil America Group, Inc., 2) $66,849 for the write off of payroll taxes and penalties from a predecessor company determined to not be payable by the Company and 3) $298,685 for the forgiveness of a portion of accrued interest on the conversion of a note payable and accrued interest.

Six Months ended June 30, 2009 compared to 2008.

Revenues:

Revenues decreased $495,820 or 50%, to $495,844 for 2009 from $991,664 for 2008.  Revenues for 2009 were comprised of $305,339 of oil sales (7,407 barrels of oil at an average price of $41.23 per barrel), $177,716 of natural gas sales (41,582 MCF at an average price of $4.27 per MCF), $507 of royalties and $12,282 of management fees.   Revenues for 2008 were comprised of $621,613 of oil sales (6,138 barrels of oil at an average price of $101.27 per barrel), $369,388 of natural gas sales (35,809 MCF at an average price of $10.32 per MCF) and $663 of royalties.  Although production volume increased (21% for oil and 16% for natural gas, revenues decreased due to significantly reduced market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $421,923, or 25%, to $1,279,473 for 2009 from $1,701,396 for 2008.  The decrease was primarily related to a reduction in production expense and taxes expense related to the downturn in the oil and gas market as well as the entire economy.  Additionally, the Company made a concerted effort to reduce expenses everywhere and this resulted in a significant decrease in general and administrative expense.  These were offset by an increase in compensation and consulting expense primarily related to a non-cash expense from a Black-Scholes calculation for the issuance of non-qualified stock options in 2009 with no comparable amount in 2008.

Other Income (Expense):

Other income (expense) increased $722,297 of income, or 827% to $634,918 of income for 2009 from $87,379 of expense for 2008.  The increase in income was primarily from 1) $260,000 from the forgiveness of accrued payroll for the President of Oil America Group, Inc., 2) $66,849 for the write off of payroll taxes and penalties from a predecessor company determined to not be payable by the Company and 3) $298,685 for the forgiveness of a portion of accrued interest on the conversion of a note payable and accrued interest.

Liquidity and Capital Resources

Cash and cash equivalents were $73,298 at June 30, 2009 as compared to $88,937 at December 31, 2008, and working capital deficit was $58,341 at June 30, 2009 as compared to a working capital deficit of $6,693,177 at December 31, 2008.  The decrease in the working capital deficit was primarily from the specific items discussed previously under Other Income (Expense).

Operating Activities

Cash used in operating activities was $62,916 for the six months ended June 30, 2009 compared to cash provided of $153,339 for the six months ended June 30, 2008.  The decrease in cash provided by operations to cash used in operations from 2008 to 2009 was primarily from a decrease in the change for due to related parties and a decrease in other assets for 2009 as compared to an increase in 2008.

Investing Activities

Cash used in investing activities was $1,735 for the six months ended June 30, 2009 compared to cash used of $237,289 for the three months ended June 30, 2008.  The decrease in cash used resulted primarily from a decrease in the investment in property and equipment in 2008 to zero in 2009.

Financing Activities

Cash provided by financing activities was $49,011 for the six months ended June 30, 2009 compared to $90,607 cash provided by financing activities for the six months ended June 30, 2008. The reduction from 2008 to 2009 is primarily from the sale of common stock.

Our principal uses of cash to date have been for operating activities and we have funded our operations previously primarily by incurring indebtedness in the form of convertible debentures, notes payable and issuing common stock.  During the three months ended June 30, 2009, the Company significantly reduced its debt obligations through the conversion to common stock and or the write off of balances not determined to be payable.

Debt

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Company and certain of its wholly-owned subsidiaries eliminated certain debt obligations by converting them into $0.0001 par value common stock as follows:

Bent Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company, had a $2,000,000 Promissory Note (Note”) that was due and payable on December 31, 2009.  The Note was issued to Proco Operating Co., Inc. (“Proco”), a company controlled by the brother of the Company’s Chief Executive Officer and a director.  The purpose of the Note was to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  The Note replaced a $2,000,000 convertible debenture dated January 5, 2004. As of the Effective Date, the Note has been converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

Additionally, the Note included the payment of interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  As a result of the transaction, the $378,027 of accrued interest forgiven was adjusted as a $79,342 credit against interest expense for interest recorded in the current year through June 30, 2009 and a $298,685 credit to Other Income for interest expense recorded in prior years.

As a result of the conversions discussed above, the Company will issue 10,000,000 shares of Stock and as of June 30, 2009, these have been recorded as issuable in the unaudited consolidated financial statements.

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by the Chief Executive Officer of the Company.  In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.

However, as of the Effective Date, the transaction has not been finalized as the lessor had not formerly executed the settlement agreement. The Company has researched the matter and believes that consideration was provided by the Company and accepted by the Lessor for the settlement and that no further consideration or action is required by the Company.  Accordingly, the $16,131 debt obligation and $25,029 of accrued interest has been re-classed to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  The Company intends to write this amount off by December 31, 2009 in relation to the annual audit of its consolidated financial statements.

As a result of the above transactions, the Company has the remaining debt as of June 30, 2009:

$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6% per annum and due on February 28, 2008.	$23,073
$103,000 Note, dated March, 2008, not formalized and not bearing interest	91,000
$114,073

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is six percent (6%) as of June 30, 2009. As of June 30, 2009, the outstanding balance is $23,073 and is included in the Note Payable balance in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of June 30, 2009 and classified as a component of Note Payable in the accompanying unaudited consolidated financial statements.  As of June 30, 2009, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

Equity Financing

Effective May 11, 2009, the Company received $50,000 of proceeds from the sale of 5,000,000 shares of Stock at $.01 per share.  The $.01 per share price was determined based upon a 33% discount to the closing market price of $.015 per share on the sale date of May 11, 2009.  The discount reflects there is no active market for the Stock because it is thinly traded and that the $.01 per share is a more reflective value of the fair market value on the sales date.  These shares are recorded as issuable at June 30, 2009.

Effective April 1, 2009, the Company issued 50,000 shares of Stock to an unrelated third party for oil and gas related equipment.  The Stock was valued at $1,750 or $0.035 per share, the closing trading price of the Stock on April 1, 2009.  These shares are recorded as issuable at June 30, 2009.

Additionally, the Company will issue 33,850,678 shares of Stock, 23,350,678 from the conversion of debt obligations and 10,500,000 from the conversion of preferred stock as previously discussed.

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

Management believes that as a result of restructuring of the balance sheet as discussed above, the Company will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.

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

Signature	Title	Date

/s/ Charles Bitters
Charles Bitters	Chief Executive Officer, Principal Executive and Financial Officer, Director	August 19, 2009