Form 10-Q
period 2009-09-30
AMERICAN ENERGY PRODUCTION INC
filed 2009-11-16
CIK 1111391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, the Registrant had 59,594,526 shares outstanding and issuable of its $0.0001 par value common stock.

American Energy Production, Inc. and Subsidiaries
Form 10-Q Index
September 30, 2009

PART I FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	Unaudited
	9/30/2009	12/31/2008
Current Assets
Cash	$49,627	$88,937
Accounts receivable	33,553	-
Due from related party	5,733	-
Other current assets	-	146
Total Current Assets	88,913	89,083

Property and equipment, net	3,643,454	4,011,903

Other Assets
Development programs - related party	142,275	134,092
Other	82	1,188
Total Other Assets	142,357	135,280

Total Assets	$3,874,722	$4,236,266

LIABILITIES
Current Liabilities
Accounts payable	$19,218	$312,903
Other current liabilities	12,204	11,855
Due to related parties	149,910	3,295,763
Notes payable	125,421	2,115,062
Accrued interest payable	-	946,385
Accrued payroll taxes and penalties	15,665	84,161
Lease payable	-	16,131
Total Current Liabilities	322,418	6,782,260

Long-Term Liabilities
Deferred other income	484,455	-
Asset retirement obligations	526,323	509,155
Total Long-Term Liabilities	1,010,778	509,155

Total Liabilities	$1,333,196	$7,291,415

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, Series A, $0.0001 par value, 5,000,000
shares authorized, none and 3,500,000 shares outstanding, respectively	$-	$350
Common stock, $0.0001 par value, 500,000,000 shares authorized,
36,243,849 and 20,360,349 shares outstanding, respectively	3,624	2,037
Common stock issuable, 23,350,677 shares and none issuable and outstanding, respectively	2,335	-
Additional paid in capital	30,781,018	24,067,655
Accumulated deficit	(27,343,451)	(26,223,191)
	3,443,526	(2,153,149)
Less: Subscription Receivable	(902,000)	(902,000)
Total Stockholders' Equity (Deficit)	2,541,526	(3,055,150)

Total Liabilities and Stockholders' Equity (Deficit)	$3,874,722	$4,236,266
See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Oil sales, net	$319,279	$539,132	$815,123	$1,530,796

Operating Expenses
Compensation	62,493	46,243	287,053	138,727
Consulting	-	-	43,496	-
Depreciation, depletion and accretion	121,899	148,760	385,617	441,611
Rent	1,539	22,920	4,939	45,182
General and administrative	39,946	66,452	111,438	185,204
Production	330,544	755,724	921,645	1,813,817
Professional	10,078	15,600	81,690	92,700
Taxes	24,769	13,508	67,362	75,584
Total Operating Expenses	591,268	1,069,208	1,903,240	2,770,476

Operating Loss	(271,989)	(530,076)	(1,088,117)	(1,239,680)

Other Income (Expense)
Other income (expense)	(28,096)	2,574	53,785	2,877
Interest expense	(939)	(42,903)	(85,930)	(127,711)
Payroll tax expense and penalties	-	(1,501)	-	(4,503)
Total Other Income (Expense)	(29,035)	(41,831)	(32,145)	(129,337)

Net Loss	$(301,024)	$(571,907)	$(1,120,262)	$(1,369,017)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.07)

Weighted average Shares Outstanding	59,438,651	20,360,389	51,877,025	20,363,377

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(1,120,262)	$(1,369,017)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	311,769	364,223
Depletion expense	56,680	59,706
Accretion expense	17,168	17,682
Stock options issued for compensation	104,990	-
Stock options issued for consulting	41,996	-
Write off of payroll taxes and penalties	(69,851)	-
Common stock issued for oil and gas equipment	1,750	-
Changes in operating assets and liabilities:
Accounts receivable	(33,553)	-
Due from related party	(5,733)	-
Other current assets	146	-
Other assets	1,106	(89,387)
Accounts payable	22,604	(54,000)
Other current liabilities	349	87,911
Due to related party	484,317	1,023,685
Accrued interest payable	83,677	125,553
Accrued payroll taxes payable	1,356	2,314
Net Cash Provided By (Used In) Operating Activities	(101,491)	168,670

Cash Flows From Investing Activities:
Investment in property and equipment	-	(222,605)
Payments for development programs - related party	(8,183)	(22,604)
Purchase of oil lease	-	-
Net Cash Used In Investing Activities	(8,183)	(245,208)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	60,005	103,000
Proceeds from issuance of notes payable	14,505	-
Repayment of note payable	(4,146)	(12,028)
Net Cash Provided By Financing Activities	70,364	90,972

Net (Decrease) Increase in Cash	(39,310)	14,434
Cash at Beginning of Period	88,937	133,220
Cash at End of Period	$49,627	$147,654

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Cash interest paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of note payable and accrued interest to common stock	$535,000	$-
Conversion of due to related parties and accrued interest to common stock	$714,260	$-
Related party gain included in stockholders’ equity from conversion of note payable and accrued interest to common stock	$1,965,000	$-
Related party gain included in stockholders’ equity from conversion of due to related parties and accrued interest to common stock	$2,623,408	$-
Capital contribution from forgiveness of accrued interest by related party	$378,027	$-
Capital contribution from forgiveness of accrued compensation by related party	$292,500	$-
See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.   BASIS AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements at December 31, 2008 included in the Company's Form 10-K (“2008 10-K”) filed with the Securities and Exchange Commission (“SEC”) on May 6, 2009. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 2008 10-K.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,120,262 for the nine months ended September 30, 2009 as compared to a net loss of $1,369,017 for the nine months ended September 30, 2008.  Additionally, at September 30, 2009, the Company has minimal cash and has a negative working capital balance of $233,505, which could have a material impact on the Company’s financial condition and operations. The negative working capital balance was significantly reduced from a balance of $6,950,142 at March 31, 2009 to the September 30, 2009 balance by the write off of the obligations discussed below along with the conversion of notes payable, accrued interest and due to related parties to common stock during the three months ended June 30, 2009.  As a result, the Company has stockholder’s equity of $2,541,526 at September 30, 2009 as compared to a stockholders’ deficit of $3,055,150 at December 31, 2008.   However, the ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

As a result of the above restructuring of the Company’s consolidated balance sheet, the Company has eliminated the majority of its debt and will issue or has issued 33,850,678 shares of Stock, 23,350,678 from the conversion of debt obligations and 10,500,000 from the conversion of preferred stock. See Note 5 – Debt and Note 8 – Stockholders’ Equity.

Additionally, on May 11, 2009, the Company granted 9,800,000 non-qualified stock options to purchase the Company’s $0.0001 par value common stock to employees and consultants of the Company.  These stock options were previously registered in 2008 by the Company on Form S-8 with the Securities and Exchange Commission.  The stock options were issued with an exercise price of $0.015 per share; the closing price of the Company’s traded stock on the date of grant. See Note 8 – Stockholders’ Equity.

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

Accounting Estimates

When preparing financial statements in conformity with U.S. GAAP, management must make estimates based on future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include going concern, oil and gas properties, property and equipment, the evaluation of whether our assets are impaired, asset retirement obligations, fair value of financial instruments and revenue recognition.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.   The actual amounts could differ materially from such estimates.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (ASC 410). The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as of the asset’s inception, with an offsetting increase to producing properties included in property and equipment. Periodic accretion of the discount related to the estimated liability is recorded as an expense in the statement of operations.  The discount rate utilized by the Company is 4.5% with a twenty (20) year estimate life for the properties.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (ASC 360), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.   Based upon the Company’s evaluation, no impairment was determined for the nine months ended September 30, 2009 and 2008.

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

Fair Value of Financial Instruments

We measure our financial assets and liabilities in accordance SFAS 157, Fair Value Measurements and Disclosures (ASC 820).  For certain of our financial instruments, including cash, accounts receivable, due from related party, accounts payable, other current liabilities, due to related parties and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for other assets, notes payable, deferred other income and asset retirement obligations also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Effective January 1, 2008, we adopted accounting guidance for financial assets and liabilities.  The adoption did not have a material impact on our results of operations, financial position or liquidity.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  This guidance does not apply to measurements related to share-based payments.  This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Financial Assets and Liabilities

We currently measure and report the fair value liability for asset retirement obligations. The fair value liability for asset retirement obligations has been recorded as determined by calculating the present value of estimated cash flows related to the liability.  The following table summarizes our financial liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
	Balance at September 30, 2009	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Asset Retirement Obligations	$526,323	$-	$-	$526,323
Total financial liabilities	$526,323	$-	$-	$526,323

Following is a roll forward through September 30, 2009 of the fair value measurements using significant unobservable Level 3 inputs:

Balance at December 31, 2008	$509,155
Accretion of discount	17,168
Ending balance at September 30, 2009	$526,323

Non-Financial Assets and Liabilities

The Company evaluated and determined that there was no non-financial assets and liabilities as of September 30, 2009.

Stock-Based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment (ASC 718), as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense measured at fair value when we obtain employee services in stock-based payment transactions.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and accounts receivable for which the carrying amounts approximate fair value.  At certain times, our demand deposits held in banks may exceed the federally insured limits.  The Company has not experienced any losses related to these deposits.

Impact of Recently Issued Accounting Standards

On December 31, 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements. These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted. We are in the process of assessing the impact of these new requirements on our consolidated financial position, results of operations and financial disclosures.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

In April 2009, accounting guidance was released with respect to interim disclosures about fair value of financial instruments to require disclosures about the fair value of financial instruments for interim reporting periods, effective for reporting periods ending after June 15, 2009.  We have incorporated required disclosures in these unaudited consolidated financial statements with no effect on our financial position, results of operations or cash flows.

In May 2009, accounting guidance was issued regarding subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. This accounting guidance is effective for reporting periods ending after June 15, 2009, and should not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in financial statements.  Among other things, this guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have incorporated required disclosures in these unaudited consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter unaudited consolidated financial statements, the Company will provide reference to the both the old and new guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.   New references will use the term Accounting Standards Codification (“ASC”) followed by the relevant ASC section.

Net Income (Loss) per Common Share

The Company computes earnings (loss) per share in accordance with SFAS No. 128 (ASC 260-10), “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2009, there were options to purchase 9,800,000 shares of the Company's common stock which may dilute future earnings per share.

4.	PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following:
	Sep. 30,	Dec. 31,
	2009	2008
Oil and gas properties, successful efforts method	$4,283,365	$4,283,365
Other property and equipment	1,744,067	1,744,067
	6,027,432	6,027,431
Less: Accumulated depreciation and depletion	2,283,978	2,015,528
Property and equipment, net	$3,643,454	$4,011,903

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
5.	DEBT

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Company and certain of its wholly-owned subsidiaries eliminated certain debt obligations by converting them into $0.0001 par value common stock as follows:

Bend Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company, had a $2,000,000 Promissory Note (Note”) that was due and payable on December 31, 2009.  The Note was issued to Proco Operating Co., Inc. (“Proco”), a company controlled by the brother of the Company’s Chief Executive Officer and a director.  The purpose of the Note was to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  The Note replaced a $2,000,000 convertible debenture dated January 5, 2004. As of the Effective Date, the Note has been converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  Additionally, the Note accrued interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

The Company evaluated the conversion of the Note and the accrued interest in accordance with paragraph 20 of APB 26 (ASC 470-50-40) and recorded a $1,965,000 gain representing the difference between the reacquisition price and the net carrying amount of the extinguished debt and since the gain was from a transaction with a related party, the $1,965,000 was recorded to additional paid in capital as a component of Stockholders’ Equity.

As a result of the conversions discussed above, the Company will issue 10,000,000 shares of Stock and as of September 30, 2009, these have been recorded as issuable in the unaudited consolidated financial statements.

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation and other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by the Chief Executive Officer of the Company.  In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.

However, as of the Effective Date, the transaction has not been finalized as the lessor had not formerly executed the settlement agreement. The Company has researched the matter and believes that consideration was provided by the Company and accepted by the Lessor for the settlement and that no further consideration or action is required by the Company.  Accordingly, the $16,131 debt obligation and $25,029 of accrued interest have been reclassified to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements. (See Note 7 – Deferred Other Income).

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a company unrestricted certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is 3.25% as of September 30, 2009. As of September 30, 2009, the outstanding balance is $23,073 and is included in the Note Payable balance in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of June 30, 2009 and classified as a component of Note Payable in the accompanying unaudited consolidated financial statements.  As of September 30, 2009, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

In July 2009, the Company received $10,000 of proceeds from a short-term note from an unrelated third party.  As of September 30, 2009, no formal agreement of the terms of the note payable had been finalized and the Company.  It is anticipated that a more formal agreement will be negotiated and finalized in the future.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

As a result of these transactions, the Company has the following remaining debt outstanding as of September 30, 2009:
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 3.25% per annum and due on February 28, 2008.	$24,421
$10,000 Note, dated July of 2009, not formalized and not bearing interest	10,000
$103,000 Note, dated March of 2008, not formalized and not bearing interest	91,000
$125,421
6.  ASSET RETIREMENT OBLIGATIONS

The following represents a reconciliation of the asset retirement obligations for the nine months ended September 30, 2009:

Asset retirement obligations at December 31, 2008	$509,155
Revision to estimate and additions	-
Other adjustments	-
Liabilities settled during the period	-
Accretion of discount	17,168
Asset retirement obligation at end of period	$526,323

7.  DEFERRED OTHER INCOME

 On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation and other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by the Chief Executive Officer of the Company.  In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003. However, as of the Effective Date, the transaction has not been finalized as the lessor had not formerly executed the settlement agreement. The Company has researched the matter and believes that consideration was provided by the Company and accepted by the Lessor for the settlement and that no further consideration or action is required by the Company.  Accordingly, the $16,131 debt obligation and $25,029 of accrued interest have been reclassified to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  Currently, the Company intends to write this amount off by December 31, 2009 (See Note 5 – Debt).

As of the Effective Date, the Company has recorded $122,671 of accrued interest for previously issued convertible debentures.  Several convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion did not include accrued interest that was specified in the convertible debenture documentation.  The Company has researched the matter and believes that no further common stock will be issued for these conversions.  Accordingly, the $122,671 of accrued interest has been reclassified to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  Currently, the Company intends to write this amount off by December 31, 2009.

As of the Effective Date, the Company had recorded approximately $262,000 of accounts payable from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company commenced the process of eliminating the liabilities from its records.  As of the Effective Date, these accounts payable have been removed from the Company’s unaudited consolidated financial statements.  Additionally, the Company determined additional accounts payable in the amount of approximately $54,000 were not valid and should be eliminated.  Accordingly, as of the Effective Date, accounts payable has been reduced by $316,289 and has been reclassified to Deferred Other Income, a component of Long-Term Liabilities in the unaudited consolidated financial statements.  Currently, the Company intends to write this amount off by December 31, 2009.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
8.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 500,000,000 shares of common stock, $0.0001 par value per share, of which 36,243,849 were issued and outstanding as of September 30, 2009.  Additionally, the Company has 23,350,677 shares issuable as of September 30, 2009 as discussed below.  In total, the Company has 59,594,526 shares outstanding and issuable at September 30, 2009.

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share, of which none were issued and outstanding as of September 30, 2009.

The Company is authorized to issue up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining Key Participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  As of September 30, 2009, 9,800,000 stock options have been granted under the Plan and issued by the Company.

Common Stock:

Effective April 1, 2009, the Company issued 50,000 shares of Stock to an unrelated third party for oil and gas related equipment.  The Stock was valued at $1,750 or $0.035 per share, the closing trading price of the Stock on April 1, 2009.

Effective May 11, 2009, the Company received $50,000 of proceeds from the sale of 5,000,000 shares of Stock at $0.01 per share.  The $0.01 per share price was determined based upon a 33% discount to the closing market price of $0.015 per share on the sale date of May 11, 2009.

Effective June 30, 2009, the Chief Executive Officer elected to convert 3,500,000 shares of $0.0001 par value preferred stock into 10,500,000 shares of Stock per the terms of the preferred stock.

Effective September 6, 2009, the Company received $10,005 from the sale of 333,500 shares of stock at $0.03 per share.  The $0.03 per share price was determined based upon a 33% discount to the closing market price of $.0105 per share on the sale date of September 6, 2009.

 As a result of the above, the Company has 36,243,849 outstanding shares at September 30, 2009.

Common Stock Issuable:

On the Effective Date, the Company and certain of its wholly-owned subsidiaries eliminated certain debt obligations by converting them into Stock of the Company.

Bend Arch had a $2,000,000 Note that was due and payable on December 31, 2009.  The Note was issued to Proco, a company controlled by the brother of the Company’s Chief Executive Officer and a director.  The purpose of the Note was to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  The Note replaced a $2,000,000 convertible debenture dated January 5, 2004. As of the Effective Date, the Note has been converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares are recorded as issuable at September 30, 2009. Additionally, the Note accrued interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at September 30, 2009.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of the Effective Date, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the salary and equipment rental agreement and has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at September 30, 2009.

As of the Effective Date, Bend Arch, the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $1,007,715 for previous advances and equipment rental charges at $4,500 per month.  This amount has been converted into 4,030,860 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at September 30, 2009.

As of the Effective Date, the operator of the Company’s oil and gas properties was owed $1,736,219 for services as the operator of the Company’s oil and gas production activities.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  This amount has been converted into 6,944,877 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at September 30, 2009.

As a result of the above, the Company has 23,350,677 shares classified as issuable at September 30, 2009.

Preferred Stock:

The Company is authorized to issue up to 5,000,000 shares of preferred stock, $0.0001 par value per share, of which 3,500,000 were issued and outstanding as of the Effective Date.  All of the preferred stock outstanding was held by the Chief Executive Officer of the Company. Under the terms of the designation, these Series A shares are not entitled to dividends and are convertible, at the option of the holder into three times as many common shares as Series A preferred that are held.  There are no liquidation rights or preferences to Series A preferred stock holders as compared to any other class of stock.  These shares are non-voting, however, the holders, as a class may elect two directors.

As of the Effective Date, the holder elected to convert the preferred stock and the Company issued 10,500,000 shares of Stock.

Stock Options:

On May 11, 2009, the Company granted 9,800,000 non-qualified stock options to employees and consultants under the Plan as described above.  Of the 9,800,000 stock options granted, 7,000,000 were issued to employees and 2,800,000 were issued to consultants.  All of the options were vested 100% upon the grant date of May 11, 2009.

The Company evaluated the stock options in accordance with SFAS 123R (ASC 718) and utilized the Black Scholes method to determine valuation.  As a result of our analysis, the total value for the stock option issuance was $146,986 recorded as $104,990 of compensation expense and $41,996 as consulting expense.

The Company used the following in the calculation:

Stock Price (grant date)	$0.015
Exercise Price	$0.015
Expected Life (between vesting period and term of warrants)	5.00
Volatility	348%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (10 year T-bill rate)	3.17%

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
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

As of the Effective Date, the Company had recorded $83,812 of unpaid federal payroll taxes and employee withholdings and related penalties and interest.  These unpaid federal taxes are entirely from CommunicateNow.com (Communicate”), the predecessor company.  The previous Chief Executive Officer of Communicate structured a settlement payment agreement with the Internal Revenue Service and has personally paid the balance of the obligation down to $13,961 as of the Effective Date.  Accordingly, the Company has reduced the balance recorded to $13,961 as of the Effective Date and the difference of $69,851 has been recorded to Other Income in the unaudited consolidated financial statements at September 30, 2009.  Since the previous Chief Executive Officer is no longer affiliated with the Company in any way and is not a related party, the Company determined that this was not a capital transaction and should be recorded to Other Income.  The remaining balance of $13,961 is included as accrued payroll taxes and penalties in the Company’s unaudited consolidated financial statements because of potential federal tax liens against the Company until the balance is paid in full.

From May 2004 to March 2005, the Company issued 108,000 shares of common stock (2,700,000 shares prior to the one-for-twenty five reverse stock split) in exchange for a $27,000 subscription receivable. As of September 30, 2009, the subscription receivable is still outstanding and no resolution of this matter has been completed.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of September 30, 2009 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

10.  RELATED PARTY TRANSACTIONS

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of the Effective Date, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the agreement which has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

As of the Effective Date, Bend Arch, the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $1,007,715 for previous advances and equipment rental charges at $4,500 per month.  This amount has been converted into 4,030,860 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

As of the Effective Date, we owed the operator of the Company’s oil and gas properties $1,736,219 for services as the operator of the Company’s oil and gas production activities.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  This amount has been converted into 6,944,877 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

The Company evaluated the conversion of each of the above due to related party and the accrued interest in accordance with paragraph 20 of APB 26 (ASC 470-50-40) and recorded an aggregate $2,623,408 gain representing the difference between the reacquisition price and the net carrying amount of the extinguished debt.  Since the gain was from transactions with related parties, the $2,623,408 was recorded to additional paid in capital as a component of Stockholders’ Equity.

As of the Effective Date, the President of Oil America Group, Inc. (“OAG”) was owed $292,500 for unpaid salary per an agreement effective January 1, 2005.  The agreement is for annual compensation of $65,000 and none of this amount has been paid since the inception of the agreement.  The unpaid salary of $292,500 has been forgiven by the President of OAG as of the Effective Date.  As a result of the transaction and since the President of OAG is an officer of the Company and is a related party, the $292,500 of accrued compensation forgiven was classified as a capital transaction and recorded to additional paid in capital.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The balance outstanding for Due from and to Related Parties at September 30, 2009 is as follows.

Due from Related Party:
	Sep. 30,	Dec. 31,
	2009	2008
Due from Operator of oil and gas properties	$5,733	$-
Total Due From Related Party	$5,733	$-

The operator of the Company’s oil and gas properties owed Bend Arch $5,733 for services related to the Company’s oil and gas production activities.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  As of September 30, 2009, the amount is recorded as a component of Due from Related Party in the accompanying unaudited consolidated financial statements.

Due to Related Parties:
	Sep. 30,	Dec. 31,
	2009	2008
Due to Chief Executive Officer from advances and salary agreement with Company.	$37,300	$555,125
Due to Chief Executive Officer from advances and rental agreement with Bend Arch	89,860	932,561
Due to Chief Executive officer from advances to Oil America Group, Inc.	1,500	-
Due to President of Oil America Group, Inc. from advances and salary agreement with Company	21,500	276,250
Total Due To Related Parties	$149,910	$3,483,236

As a result of the previously discussed conversion to Stock (see Note 5- Debt), the balance of the Due to related parties was zero as of June 30, 2009.  For the three months ended September 30, 2009, the following transactions occurred related to Due To Related Parties:

Under the July 1, 2003 salary and equipment rental agreement with the Chief Executive Officer, the Company accrued $30,000 for salary obligation, the Chief Executive Officer advanced $11,500 to the Company and the Company repaid $4,500 of the amount advanced to the Chief Executive Officer.  As of September 30, 2009, the amount outstanding is $37,300 and is recorded as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

Under the previous $4,500 per month equipment rental agreement between the Company and Bend Arch, Bend Arch accrued $13,500 per the agreement, the Chief Executive officer advanced $96,500 to Bend Arch and Bend Arch repaid $19,240 to the Chief Executive Officer.  As of September 30, 2009, the amount outstanding is $89,860 and is recorded as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

The Chief Executive Office advanced $1,500 to OAG and as of September 30, 2009, the amount is recorded as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

Under a salary agreement with the President of OAG, $16,500 was accrued for salary by OAG.  Additionally, the President advanced OAG $5,000.  As of September 30, 2009, the amount outstanding is $21,500 and is recorded as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

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

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $1,120,262 for the nine months ended September 30, 2009 as compared to a net loss of $1,369,017 for the nine months ended September 30, 2008.  Additionally, at September 30, 2009, the Company has minimal cash and has a negative working capital balance of $233,505, which could have a material impact on the Company’s financial condition and operations. The negative working capital balance was significantly reduced from a balance of $6,950,142 at March 31, 2009 to the September 30, 2009 balance by the write off of the obligations discussed below along with the conversion of notes payable, accrued interest and due to related parties to common stock during the three months ended June 30, 2009.  As a result, the Company has stockholder’s equity of $2,541,526 at September 30, 2009 as compared to a stockholders’ deficit of $3,055,150 at December 31, 2009.   However, the ability of the Company to continue as a going concern is dependent on the Company’s ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

American Energy Production, Inc. and Subsidiaries
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Oil sales, net	$319,279	$539,132	$815,123	$1,530,796

Operating Expenses
Compensation	62,493	46,243	287,053	138,727
Consulting	-	-	43,496	-
Depreciation, depletion and accretion	121,899	148,760	385,617	441,611
Rent	1,539	22,920	4,939	45,182
General and administrative	39,946	66,452	111,438	185,204
Production	330,544	755,724	921,645	1,791,468
Professional	10,078	15,600	81,690	92,700
Taxes	24,769	13,508	67,362	75,584
Total Operating Expenses	591,268	1,069,208	1,903,240	2,770,477

Operating Loss	(271,989)	(530,076)	(1,088,117)	(1,239,680)

Other Income (Expense)
Other income (expens)	(28,096)	2,574	53,785	2,877
Interest expense	(939)	(42,903)	(85,930)	(127,711)
Payroll tax expense and penalties	-	(1,501)	-	(4,503)
Total Other Income (Expense)	(29,035)	(41,831)	(32,145)	(129,337)

Net Loss	$(301,024)	$(571,907)	$(1,120,262)	$(1,369,017)

Weighted average Shares Outstanding	59,438,651	20,360,386	51,877,025	20,363,377

Three Months ended September 30, 2009 compared to 2008.

Revenues:

Revenues decreased $219,853 or 41%, to $319,279 for 2009 from $539,132 for 2008.  Revenues for 2009 were comprised of $226,072 of oil sales (3,745 barrels of oil at an average price of $60.37 per barrel), $89,594 of natural gas sales (18,085 MCF at an average price of $4.95 per MCF), $113 of royalties and $3,500 of management fees.   Revenues for 2008 were comprised of $274,343 of oil sales (2,416 barrels of oil at an average price of $113.57 per barrel), $263,934 of natural gas sales (25,258 MCF at an average price of $10.58 per MCF) and $854 of royalties.  Although oil production volume increased significantly by 44% for 2009 from 2008, revenues decreased due to significantly reduced market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $477,940, or 45%, to $591,268 for 2009 from $1,069,208 for 2008.  The decrease was primarily related to a reduction in production expense related to the downturn in the oil and gas market as well as the entire economy.  Additionally, the Company made a concerted effort to reduce expenses everywhere and this resulted in a significant decrease in general and administrative expense.

Other Income (Expense):

Other income (expense) decreased $12,795 of expense, or 31% to $29,035 of expense for 2009 from $41,831 of expense for 2008.  The decrease in expense was primarily from $41,964 reduction in interest expense due to the conversion of debt to stock, offset by a $30,670 increase in other income.

Nine Months ended September 30, 2009 compared to 2008.

Revenues:

Revenues decreased $715,673 or 47%, to $815,123 for 2009 from $1,530,796 for 2008.  Revenues for 2009 were comprised of $531,412 of oil sales (11,152 barrels of oil at an average price of $47.65 per barrel), $267,310 of natural gas sales (59,667 MCF at an average price of $4.48 per MCF), $620 of royalties and $15,782 of management fees.  Revenues for 2008 were comprised of $895,957 of oil sales (8,553 barrels of oil at an average price of $104.75 per barrel), $633,323 of natural gas sales (61,067 MCF at an average price of $10.37 per MCF) and $1,517 of royalties.  Although oil production volume increased significantly by 30% for 2009 from 2008, revenues decreased due to significantly reduced market pricing for oil and gas products.

Operating Expenses:

Operating expenses decreased $867,236, or 31%, to $1,903,240 for 2009 from $2,770,476 for 2008.  The decrease was primarily related to a reduction in production expense related to the downturn in the oil and gas market as well as the entire economy.  Additionally, the Company made a concerted effort to reduce expenses everywhere and this resulted in a significant decrease in general and administrative expense.  These were offset by an increase in compensation and consulting expense primarily related to a non-cash expense from a Black-Scholes calculation for the issuance of non-qualified stock options in 2009 with no comparable amount in 2008.

Other Income (Expense):

Other income (expense) decreased $97,192 of expense, or 75% to $32,145 of expense for 2009 from $129,337 of expense for 2008.  The decrease in expense was primarily from the write off of payroll taxes and penalties from a predecessor company determined to not be payable by the Company and a reduction in interest expense due to the conversion of debt to stock.

Liquidity and Capital Resources

Cash was $49,627 at September 30, 2009 as compared to $88,937 at December 31, 2008, and working capital deficit was $233,505 at September 30, 2009 as compared to a working capital deficit of $6,693,177 at December 31, 2008.  The decrease in the working capital deficit was primarily from the conversion of debt to stock.

Operating Activities

Cash used in operating activities was $101,491 for the nine months ended September 30, 2009 compared to cash provided of $168,670 for the nine months ended September 30, 2008.  The decrease in cash provided by operations to cash used in operations from 2008 to 2009 was primarily from a decrease in the change for due to related parties and a decrease in other assets for 2009 as compared to an increase in 2008.

Investing Activities

Cash used in investing activities was $8,183 for the nine months ended September 30, 2009 compared to cash used of $245,208 for the nine months ended September 30, 2008.  The decrease in cash used resulted primarily from a decrease in the investment in property and equipment in 2008 to zero in 2009.

Financing Activities

Cash provided by financing activities was $70,364 for the nine months ended September 30, 2009 compared to $90,972 cash provided by financing activities for the nine months ended September 30, 2008. The reduction from 2008 to 2009 is primarily from the sale of common stock.

Our principal uses of cash to date have been for operating activities and we have funded our operations previously primarily by incurring indebtedness in the form of convertible debentures, notes payable and issuing common stock.  During the nine months ended September 30, 2009, the Company significantly reduced its debt obligations through the conversion to common stock and or the write off of balances not determined to be payable.

Debt

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Company and certain of its wholly-owned subsidiaries eliminated certain debt obligations by converting them into $0.0001 par value common stock as follows:

Bend Arch Petroleum, Inc. (“Bend Arch”), a wholly-owned subsidiary of the Company, had a $2,000,000 Promissory Note (Note”) that was due and payable on December 31, 2009.  The Note was issued to Proco Operating Co., Inc. (“Proco”), a company controlled by the brother of the Company’s Chief Executive Officer and a director.  The purpose of the Note was to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  The Note replaced a $2,000,000 convertible debenture dated January 5, 2004. As of the Effective Date, the Note has been converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  Additionally, the Note accrued interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

The Company evaluated the conversion of the Note and the accrued interest in accordance with paragraph 20 of APB 26 (ASC 470-50-40) and recorded a $1,965,000 gain representing the difference between the reacquisition price and the net carrying amount of the extinguished debt.  Since the gain was from a transaction with a related party, the $1,965,000 was recorded to additional paid in capital as a component of Stockholders’ Equity.

As a result of the conversions discussed above, the Company will issue 10,000,000 shares of Stock and as of September 30, 2009, these have been recorded as issuable in the unaudited consolidated financial statements.

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a financing statement; however, the Company liquidated the equipment in 2006 (with the lessor approval) and paid the resulting $4,000 of proceeds to the lessor.  As a result of the computer liquidation and other payments, the remaining unpaid balance of principal has been $16,131 since March 31, 2006.  The payable is personally guaranteed by the Chief Executive Officer of the Company.  In November 2003, a settlement was negotiated with the lessor discussed above to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s Chief Executive office occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003.

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

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a Company unrestricted certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which is 3.25% as of September 30, 2009. As of September 30, 2009, the outstanding balance is $23,073 and is included in the Note Payable balance in the accompanying unaudited consolidated financial statements.

In March 2008, the Company purchased oilfield property and equipment for a price of $150,000.  The terms included a cash payment of $47,000 and a note payable for the balance of $103,000.  During the nine months ended September 30, 2008, the Company paid down $12,000 of principal and the balance is $91,000 as of June 30, 2009 and classified as a component of Note Payable in the accompanying unaudited consolidated financial statements.  As of September 30, 2009, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly.  It is anticipated that a formal agreement will be negotiated and finalized in the future.

In July 2009, the Company received $10,000 of proceeds from a short-term note from an unrelated third party.  As of September 30, 2009, no formal agreement of the terms of the note payable had been finalized and the Company.  It is anticipated that a more formal agreement will be negotiated and finalized in the future.

As a result of these transactions, the Company has the following remaining debt as of September 30, 2009:

$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 3.25% per annum and due on February 28, 2008.	$24,421
$10,000 Note, dated July of 2009, not formalized and not bearing interest	10,000
$103,000 Note, dated March of 2008, not formalized and not bearing interest	91,000
$125,421
Equity Financing

Effective April 1, 2009, the Company issued 50,000 shares of Stock to an unrelated third party for oil and gas related equipment.  The Stock was valued at $1,750 or $0.035 per share, the closing trading price of the Stock on April 1, 2009.

Effective May 11, 2009, the Company received $50,000 of proceeds from the sale of 5,000,000 shares of Stock at $0.01 per share.  The $0.01 per share price was determined based upon a 33% discount to the closing market price of $0.015 per share on the sale date of May 11, 2009.

Effective June 30, 2009, the Chief Executive Officer elected to convert 3,500,000 shares of $0.0001 par value preferred stock into 10,500,000 shares of Stock per the terms of the preferred stock.

Effective September 6, 2009, the Company received $10,005 from the sale of 333,500 shares of stock at $0.03 per share.  The $0.03 per share price was determined based upon a 33% discount to the closing market price of $0.105 per share on the sale date of September 6, 2009.

Additionally, the Company will issue 23,350,677 shares of Stock from the conversion of debt obligations.

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

Signature	Title	Date

/s/ Charles Bitters Charles Bitters	Chief Executive Officer, Principal Executive and Financial Officer, Director	November 16, 2009