Form 10-K
period 2009-12-31
AMERICAN ENERGY PRODUCTION INC
filed 2010-05-14
CIK 1111391

UNITED STATES
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File No. 0-054306

_American Energy Production, Inc.
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
Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes _ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
       Large accelerated filer [ ]                                        Accelerated filer [ ]
       Non-accelerated filer [ ]                                          Smaller reporting company [X]
       (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _ No X

As of the last business day of the Company’s most recently completed second fiscal quarter (June 30, 2009), the aggregate market value of voting and non-voting common equity held by non-affiliates* was $2,246,920.

As of May 14, 2010, the registrant had 62,616,748 common shares outstanding, including 23,350,677 classified as issuable.

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

American Energy Production, Inc. (“American Energy”, “the Company”, “we”, “us”, “our” “its”) is a publicly traded energy company that is engaged primarily in the acquiring, developing, producing, exploring and selling of oil and natural gas. Additionally, the Company is a joint venture partner in the exploration, evaluation, development and mining of gold and other minerals.  The Company traditionally has acquired oil and gas companies that have the potential for increased oil and natural gas production utilizing new technologies, well workovers and fracture stimulation systems. Additionally, the Company has expanded its scope of business to include the drilling of new wells with its own equipment through its wholly-owned subsidiary companies.   The Company website is www.americanenergyproduction.com.

The Company’s wholly-owned subsidiaries are primarily involved in three areas of oil and gas operations.

1. Leasing programs.

2. Production acquisitions

3. Drilling and producing with proven and emerging technologies.

The Company believes that for the foreseeable future, the world will be highly dependent on oil and natural gas. Currently, alternative fuels are far more expensive than fossil fuels and because of the politically unstable conditions of many of the energy producing regions of the world, the Company believes that oil and natural gas will remain a key yet volatile component of the world’s future energy requirements.  Additionally, with the ever increasing world demand for energy, the domestic production of oil and gas will play an even greater role in America’s future then it already has to date.

The Company determined in 2009 to diversify from only its oil and gas operations into a working gold mine operation.  On August 6, 2009, the Company announced that it has executed a non-binding Letter of Intent (“LOI”) for the acquisition of Dorado Gold, LLC and Master Petroleum, LLC, both California limited liability companies (together “Dorado”).  Dorado owns 100% of certain placer gold mining claims, land and equipment (the “Joint Properties”) 25 miles north of Weaverville, California.  Additionally, AENP and Dorado executed a 120 day Operating Agreement to jointly participate in the exploration, evaluation, development and mining of gold and other minerals within the Joint Properties (“Gold Venture”).  AENP will bear 100% of all expenses during operations of the Gold Venture and AENP and Dorado will each receive fifty percent (50%) of product or revenues after expenses and AENP will manage the Gold Venture.  The acquisition of Dorado by AENP is subject to AENP’s sole evaluation of the results after the 120 day Gold Venture period is completed.  As of the date of this report, no decision has been made by the Company in relation to the acquisition.  In December 2009, the Gold Venture was extended through December 31, 2010 as the Company believes this working gold mining operation will be a hedge against inflation and will also help offset the depressed price of oil and natural gas until these commodities recover in the near future.

History of Company Development

The Company was f/k/a Communicate Now.com, Inc. and was incorporated on January 31, 2000 under the laws of the State of Delaware. On July 15, 2002, the Company changed its corporate name to American Energy Production, Inc.

On February 20, 2003, upon the acquisition of certain oil and gas assets, the Company entered into a new development stage. Activities during the development stage included the acquisition of assets, obtaining geological reports, developing an implementation plan to extract oil and gas, completing initial sales of oil and seeking capital. Accordingly, the Company and its wholly-owned subsidiaries are a consolidated energy company with an emphasis in oil and natural gas exploration and production.

As discussed above, in March 2010, the Company determined to diversify its energy operations from only oil and natural gas into a working gold mine operation and is a partner through an operating agreement.

Our Strategy

Management believes that:

•	Natural gas is an environmentally friendly fuel that will be increasingly valued in the United States;

•	There are a number of natural gas and/or oil and development projects that we are pursuing which will require significant capitalization to complete, explore and develop;

•	We have the ability to assemble the technical and commercial resources needed to pursue these potential projects; and

•	Our successful development of one or more large potential natural gas or oil projects will create substantial shareholder value.

•	We believe that the Gold Venture has the potential to provide the Company with the ability to diversify its energy operations from only oil and natural gas in this very tough economic climate.

•	Our Gold Venture will be a hedge against the economy if significant inflation occurs in the future as many energy experts are predicting.

The principal elements of our strategy to maximize shareholder value are:

Generate growth through drilling.  We expect to generate long-term reserve and production growth through our drilling activities.  We anticipate that a significant amount of our future capital expenditures will be directed toward the drilling of wells, although we expect to continue to acquire additional leasehold interests.  Initially, we anticipate reserve growth will be our primary focus with a more balanced reserve and production growth profile as we continue to execute our growth strategy.

Manage costs by maximizing operational control.  We seek to exert control over our exploration, exploitation and development activities.  As the operator of our projects, we have greater control over the amount and timing of the expenditures associated with those activities.  As we manage our growth, we are focused on reducing lease operating expenses, general and administrative costs, and finding and development costs on a per mcfe basis.  As of December 31, 2009, we operated 100% of our wells, although we may not be able to be operator of all our future projects.

Pursue complementary leasehold interest and property acquisitions.  We intend to attempt to supplement our drilling strategy with complementary leasehold interest and property acquisitions.

Generate growth through our Gold Venture. We expect to generate long-term growth and value through our Gold Venture. We have made a strategic decision to diversify our energy operations from only oil and natural gas to include gold and believe this will reduce the ultimate risk of our energy operations.

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

Through Production Resources, Inc. (“PRI”), our wholly owned subsidiary, we own leases covering approximately 1,600 gross acres of land in Medina County, Texas. The leases have 173 gross and net wells drilled to shallow saturated sand called the Olmos.  There is an additional zone similar to the Olmos called the Escondido that has been commercially productive in this area but it has not been tested on these leases. Additional wells can be drilled on these leases to the Olmos formation under the current spacing rules. This is a heavy oil field and has produced for a number of years. Initially the field had enough pressure to flow but over time pumping and advanced recovery methods were necessary. Previously, the field had been ignored for a number of years due to the high operating costs, low oil prices and low daily production.  See discussion below under Natural Gas and Oil Reserves in relation to the sale of PRI in March 2010.

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

Natural Gas and Oil Reserves

The following table presents information as of December 31, 2009 with respect to our estimated proved reserves.  As discussed previously, in March 2010, the Company made the decision to diversify its energy operations and effective March 8, 2010, our wholly-owned subsidiary PRI was sold to a third party.  As a result, the amounts disclosed below for reserves include PRI and going forward, these reserves will not be a component of the Company’s operations.  Accordingly, in order to provide sufficient information for all parties, the Company has provided estimated proved reserve information below at December 31, 2009 (with PRI) and at December 31, 2009 (without PRI).

Net Proved Reserve Summary and PV-10 Forecast from December 31, 2009 (INCLUDING PRI)
Reserve Categories	Oil (MBBL)	Gas (BCF)	Cash Flow ($)	PV-10 ($) (e)
PDP (b)	.291	.740	$11,891,432	$3,945,862
PDBP (c)	.237	2.764	17,589,414	7,191,067
PUD (d)	7.118	22.033	418,803,618	135,217,286
Total Proved (a)	7.646	25.537	$448,284,464	$146,354,215

Net Proved Reserve Summary and PV-10 Forecast from December 31, 2009 (EXCLUDING PRI)
Reserve Categories	Oil (MBBL)	Gas (BCF)	Cash Flow ($)	PV-10 ($) (e)
PDP (b)	.063	.740	$4,020,747	$2,250,597
PDBP (c)	-	2.764	9,383,493	5,192,963
PUD (d)	6.889	22.033	410,277,516	133,340,006
Total Proved (a)	6.952	25.537	$423,681,756	$140,783,566

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

(e)
PV-10 represents the present value, discounted at 10% per annum, of estimated future net revenue before income tax of our estimated proved reserves.  The estimated future net revenues were determined by using reserve quantities of proved reserves and the periods in which they are expected to be developed and produced based on economic conditions prevailing at December 31, 2009.  PV-10 is a non-GAAP financial measure because it excludes income tax effects.  Management believes that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and natural gas companies.  PV-10 is not a measure of financial or operating performance under GAAP.  PV-10 should not be considered as an alternative to the standardized measure as defined under GAAP.  We have included a reconciliation of PV-10 to the most directly comparable GAAP measure — standardized measure of discounted future net cash flow — in the following table:

December 31, 2009

Standardized measure of discounted future net cash flows (f)	$95,130,240
Add: Present value of future income tax discounted at 10%	51,223,975
PV-10	$146,354,215

(f)
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

Acreage

The following table sets forth as of December 31, 2009 the gross and net acres of both developed and undeveloped oil and gas leases that we hold.  “Gross” acres are the total number of acres in which we own a working interest.  “Net” acres refer to gross acres multiplied by our fractional working interest.  Acreage numbers do not include our options to acquire additional leaseholds which have not been exercised.

December 31, 2009
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

Production and Price Information

The following tables summarize sales volumes, sales prices, and production cost information for the periods indicated:
Year Ended December 31,
2009
Production
Oil (bbls)	14,249
Natural gas (mcf)	72,855
Natural gas equivalent (mcfe)	12,143
Total equivalent (bbls)	26,392

Oil and natural gas sales
Oil sales	$741,632
Natural gas sales	349,590
Total (A)	$1,091,222
Average sales price
Oil ($ per bbl)	$52.05
Natural gas ($ per mcf)	4.80
Natural gas equivalent ($ per mcfe)	28.79

Average production cost
Total equivalent ($ bbls)	$45.00

(A) Excludes management fees and oil and gas royalty income included in Total Revenue for consolidated financial statements.

The following table sets forth information at December 31, 2009, relating to the productive wells in which we owned a working interest as of that date.  Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities.  Gross wells are the total number of productive wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

December 31, 2009
Play/Trend	Gross Wells	Net Wells

Texas	207	204

Drilling Activities

For the years ended December 31, 2009 and 2008, the Company did not drill or complete any wells.  This should not be considered indicative of future performance.

Current Gold Projects

The Company is a participant in an operating agreement for a gold mine operation located approximately 25 miles north of Weaverville, California.  The other participant is Dorado Gold, LLC and Master Petroleum, LLC, both California limited liability companies (together “Dorado”).  Dorado owns 100% of certain placer gold mining claims, land and equipment (the “Joint Properties”) that form the basis of the Gold Venture operation in California.  The Gold Venture is for the exploration, evaluation, development and mining of gold and other minerals within the Joint Properties.  The Company will bear 100% of all expenses during operations of the Gold Venture and both the Company and Dorado will each receive fifty percent (50%) of product or revenues after expenses and the Company is responsible for managing the Gold Venture.  Additionally, the Company has an option to acquire Dorado based upon the success of the Gold Venture but has made no decision in relation to the acquisition as of the date of this filing. In December 2009, the operating agreement was extended through December 31, 2010.

Markets and Customers

The success of our operations is dependent upon prevailing prices for natural gas, oil and gold.  The markets for natural gas, oil and gold have historically been volatile and may continue to be volatile in the future.  Natural gas, oil and gold prices are beyond our control.  However, rising demand for natural gas to fuel power generation and meet increasing environmental requirements has led some industry observers to indicate that long term demand for natural gas is increasing.  Additionally, gold is a limited resource and recent pricing increases reflect this.

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

We have no firm delivery contract for the delivery of our natural gas, oil and gold sales.

To the extent that we bring new wells on-line and our production volume increases, of which there is no assurance, we will sell the new production in the spot markets or under new monthly base contracts.  We expect that we will usually sell in this fashion, partly through firm gas delivery contracts and partly in the spot markets.

Prices for oil, natural gas and gold fluctuate fairly widely based on supply and demand.  Supply and demand are influenced by weather, foreign policy and industry practices.  For example, demand for natural gas has increased in recent years due to a trend in the power plant industry to move away from using oil and coal as a fuel source to using natural gas, because natural gas is a cleaner fuel.  Additionally, market prices of gold have been on a continual rise since 2003, when gold traded for around $320 per ounce, to prices approaching $1,100 per ounce in 2010. Nonetheless, in light of historical fluctuations in prices, there can be no assurance at what price we will be able to sell our oil, natural gas and gold.  It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns.

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

There is intense competition in the gold mining industry. The Company’s Gold Venture is competing with larger mining companies, many of which have substantially greater financial strengths, and capital, marketing and personnel resources than those possessed by the Gold Venture.

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

 The FERC also has issued numerous orders confirming the sale and abandonment of natural gas gathering facilities previously owned by interstate pipelines and acknowledging that if the FERC does not have jurisdiction over services provided on those facilities, then those facilities and services may be subject to regulation by state authorities in accordance with state law. A number of states have either enacted new laws or are considering the adequacy of existing laws affecting gathering rates and/or services. Other state regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory requirements, but does not generally entail rate regulation. Thus, natural gas gathering may receive greater regulatory scrutiny of state agencies in the future. Our anticipated gathering operations could be adversely affected should they be subject in the future to increased state regulation of rates or services, although we do not believe that we would be affected by such regulation any differently than other natural gas producers or gatherers. In addition, the FERC’s approval of transfers of previously-regulated gathering systems to independent or pipeline affiliated gathering companies that are not subject to FERC regulation may affect competition for gathering or natural gas marketing services in areas served by those systems and thus may affect both the costs and the nature of gathering services that will be available to interested producers or shippers in the future.

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

Environmental Matters.

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations. Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as ”hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and clean-up requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs. The regulatory burden of environmental laws and regulations increases our cost and risk of doing business and consequently affects our profitability.

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

 Our operations involve the use of gas fired compressors to transport collected gas. These compressors are subject to federal and state regulations for the control of air emissions. Title V status for a facility results in significant increased testing, monitoring and administrative and compliance costs. To date, other compressor facilities have not triggered Title V requirements due to the design of the facility and the use of state-of-the-art engines and pollution control equipment that serve to reduce air emissions. However, in the future, additional facilities could become subject to Title V requirements as compressor facilities are expanded or if regulatory interpretations of Title V applicability change. Stack testing and emissions monitoring costs will grow as these facilities are expanded and if they trigger Title V. The U.S. Environmental Protection Agency and some other state environmental agencies have increased their focus on control of minor gas emission leaks from pipelines, compressors, tanks, and related oil and gas production and storage equipment in response to ozone non-attainment requirements increasing the costs and complexity of our operations. We believe that the operator of the properties in which we have an interest is in substantial compliance with applicable laws, rules and regulations relating to the control of air emissions at all facilities on those properties.

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

The Company's gold mine operating agreement is subject to a variety of potential engineering, seismic and other risks, some of which cannot be predicted and which may not be covered by insurance. There are risks inherent in the exploration for, and development of, mineral deposits and the business of mining by its nature involves significant risks and hazards, including environmental hazards, industrial incidents, labor disputes, discharge of toxic chemicals, fire, cave ins, drought, flooding and other acts of God.  The occurrence of any of these can delay or interrupt exploration and production, increase exploration and production costs and result in liability to the owner or operator of the mine. The Company may become subject to liability for pollution or other hazards against which it has not insured or cannot insure, including those in respect of past mining activities for which it was not responsible.

Our Employees

As of December 31, 2009, we have 9 full time employees and no part-time employees.  We are not a party to any collective bargaining agreements.  We believe that our relations with our employees are good.

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

Going Concern Risk

We have previously had and could have future losses, deficits and deficiencies in liquidity, which could impair our ability to continue as a going concern. Our independent registered public accounting firm has indicated that certain factors raise substantial doubt about our ability to continue as a going concern and these factors are discussed in Note 2 to our audited consolidated financial statements. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations.

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,009,328 for the year ended December 31, 2009.  Additionally, at December 31, 2009, the Company has minimal cash and has a working capital deficit of $481,566, which could have a material impact on the Company’s financial condition and operations. The working capital deficit was significantly reduced from a deficit of $6,693,175 at December 31, 2008 to the December 31, 2009 balance by the write off of the obligations discussed below along with the conversion of notes payable, accrued interest and due to related parties to common stock on June 30, 2009.  As a result, the Company has stockholder’s equity of $2,759,459 at December 31, 2009 as compared to a stockholders’ deficit of $3,055,149 at December 31, 2008.

At December 31, 2009, we had $561,373 of current liabilities as compared to only $79,807 of current assets. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations.

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

As a result of the above restructuring of the Company’s consolidated balance sheet, the Company eliminated the majority of its debt as of the Effective Date and will issue or has issued 33,850,677 shares of Stock, 23,350,677 from the conversion of debt obligations and 10,500,000 from the conversion of preferred stock.

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

Our current plans require us to make large capital expenditures for the exploration and development of our existing acreage, to further develop our gold mine joint venture and to pursue other potential projects.  Historically, we have funded our capital expenditures through the issuance of equity.

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

We may not discover commercially productive gold reserves, which will impact our ability to meet our business goals.

The Company has not generated any revenues from its Gold Venture to date and has not established proven and probable reserves, in accordance per SEC Industry Guide 7, on the Joint Properties.  The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.  These problems include but are not limited to issues interpreting and proving historical mining data, obtaining and maintaining quality equipment, licensing difficulties, and financing problems.

Oil, natural gas and gold prices are volatile and an extended decline in prices can significantly affect our financial results, impede our growth and hurt our business prospects

Our future profitability and rate of growth and the anticipated carrying value of our oil and gas properties and our gold joint venture could be affected by the then prevailing market prices for oil, gas and gold.  We expect the markets for oil, gas and gold to continue to be volatile and any substantial or extended decline in the price of oil, gas or gold could:

•	have a material adverse effect on our results of operations,
•	limit our ability to attract capital,
•	make the formations we are targeting significantly less economically attractive,
•	reduce our cash flow and borrowing capacity, and
•	reduce the value and the amount of any future reserves.

Various factors beyond our control will affect prices of oil, gas and gold, including:

•	worldwide and domestic supplies of oil, gas and gold,
•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls,
•	political instability or armed conflict in oil or gas producing regions,
•	the price and level of foreign imports,
•	worldwide economic conditions,
•	marketability of production,
•	the level of consumer demand,
•	the price, availability and acceptance of alternative fuels,
•	the availability of processing and pipeline capacity,
•	weather conditions, and
•	actions of federal, state, local and foreign authorities.

These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil, gas and gold.  In addition, sales of oil and gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year.

Our exploration and development activities are subject to reservoir and operational risks which may lead to increased costs and decreased production.

The marketability of our oil, gas and gold production, if any, will depend in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities.  Federal and state regulation of oil, gas and gold production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect our ability to produce and market our oil, gas and gold.  If market factors were to change dramatically, the financial impact could be substantial because we would incur expenses without receiving revenues from the sale of production.  The availability of markets is beyond our control.

Even when oil, gas and gold is found in what is believed to be commercial quantities, reservoir risks, which may be heightened in new discoveries, may lead to increased costs and decreased production.  These risks include the inability to sustain deliverability at commercially productive levels as a result of decreased reservoir pressures, large amounts of water, or other factors that might be encountered.  As a result of these types of risks, most lenders will not loan funds secured by reserves from newly discovered reservoirs, which would have a negative impact on our future liquidity.  Operational risks include hazards such as fires, explosions, craterings, blowouts (such as the blowout experienced at our initial exploratory well), uncontrollable flows of oil, gas or well fluids, pollution, releases of toxic gas and encountering formations with abnormal pressures.  In addition, we may be liable for environmental damage caused by previous owners of property we own or lease.  As a result, we may face substantial liabilities to third parties or governmental entities, which could reduce or eliminate funds available for exploration, development or acquisitions or cause us to incur substantial losses.  The occurrence of any one of these significant events, if it is not fully insured against, could have a material adverse effect on our financial condition and results of operations.

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

The Company's Gold Venture is highly dependent upon the grant of appropriate licenses, concessions, leases, permits and regulatory consents which may be withdrawn or made subject to limitations. Although the Company believes that the licenses, concessions, leases, permits and consents the gold mine joint venture has will be renewed, if required, when they expire, there can be no assurance that they will be renewed or as to the terms of any such renewal.

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

Gold exploration is speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that any gold discovered will result in an increase in the proven reserves of the Company. If reserves are developed, it can take a number of years from the initial phases of drilling and identification of mineralization until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish reserves through drilling, to determine metallurgical processes to extract gold and, in the cases of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the exploration programs undertaken by the Company’s Gold Venture will result in any new commercial gold mining operations being brought into operation.

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

At least quarterly, or more frequently if conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from the properties.  In accordance with ASC 360-10 (Statement of Financial Accounting Standards No. 144), “Property, Plant and Equipment”, if impairment is necessary, the asset carrying value is written down to fair value.  Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable.  Impairment of individually significant unproved properties is assessed and amortized on an aggregate basis.  We had no significant unproved properties at December 31, 2009 and no impairment was necessary at December 31, 2009.

The oil, gas and gold exploration and production industry is highly competitive and many of our competitors have more resources than we do.

We compete in oil, gas and gold exploration with a number of other companies.  Many of these competitors have financial and technological resources vastly exceeding those available to us.  We cannot be sure that we will be successful in acquiring and developing profitable properties in the face of this competition.  In addition, from time to time, there may be competition for, and shortage of, exploration, drilling and production equipment.  These shortages could lead to an increase in costs and delays in operations that could have a material adverse effect on our business and our ability to develop our properties.  Problems of this nature also could prevent us from producing any oil, gas or gold we discover at the rate we desire to do so.

The oil, gas and gold industries are heavily regulated and costs associated with such regulation could reduce our profitability.

Federal, state and local authorities extensively regulate the oil, gas and gold industry.  Legislation and regulations affecting the industry are under constant review for amendment or expansion, raising the possibility of changes that may affect, among other things, the pricing or marketing of oil, gas and gold production.  State and local authorities regulate various aspects of oil, gas and gold drilling and production activities, including the drilling of wells (through permit and bonding requirements), the spacing of wells, the unitization or pooling of oil and gas properties, environmental matters, safety standards, the sharing of markets, production limitations, plugging and abandonment, and restoration.  The overall regulatory burden on the industry increases the cost of doing business, which, in turn, decreases profitability.

Our oil and gas operations and our gold mine joint venture must comply with complex environmental regulations and such compliance is costly.

Our oil and gas operations and our gold mine joint venture are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities.  New laws or regulations, or changes to current requirements, could have a material adverse effect on our business.  We will continue to be subject to uncertainty associated with new regulatory interpretations and inconsistent interpretations between state and federal agencies.  We could face significant liabilities to the government and third parties for discharges of oil, natural gas, produced water or other pollutants into the air, soil or water, and we could have to spend substantial amounts on investigations, litigation and remediation.  We cannot be sure that existing environmental laws or regulations, as currently interpreted or enforced, or as they may be interpreted, enforced or altered in the future, will not have a material adverse effect on our results of operations and financial condition.

Technological changes could put us at a competitive disadvantage.

The oil and gas industry and the gold mining industry are characterized by rapid and significant technological advancements and introductions of new products and services using new technologies.  As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost.  If other exploration and development companies implement new technologies before we do, those companies may be able to provide enhanced capabilities and superior quality compared with what we are able to provide.  We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost.  If we are unable to utilize the most advanced commercially available technologies, our business could be materially and adversely affected.

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

Oil, gas and gold reserve estimates may not be accurate.

There are numerous uncertainties inherent in estimating quantities of proved oil, natural gas and gold reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control.  Reserve engineering is a subjective process of estimating underground accumulations of oil, natural gas and gold that cannot be measured in any exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment.  As a result, estimates made by different engineers often vary from one another.  In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revisions of such estimates, and such revisions, if significant, would change the schedule of any further production and development drilling.  Accordingly, reserve estimates are generally different, and often materially so, from the quantities of oil, natural gas and gold that are ultimately recovered.  Furthermore, estimates of quantities of proved reserves and their PV-10 value may be affected by changes in crude oil, gas prices and gold prices because the Company’s quantity estimates are based on prevailing prices at the time of their determination.

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

Our ability to market the oil and gas that we produce and the gold our Gold Venture produces will be essential to our business.

Several factors beyond our control may adversely affect our ability to market the oil and gas we discover and the gold our joint venture discovers.  These factors include the proximity, capacity and availability of oil and gas pipelines, processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection.  The extent of these factors cannot be accurately predicted, but any one or a combination of these factors may result in our inability to sell our oil and gas and the joint venture gold at prices that would result in an adequate return on our invested capital.  We currently distribute the oil that we produce through a single pipeline.  If this pipeline were to become unavailable, we would incur additional costs to secure a substitute facility in order to deliver the gas that we produce.  In addition, although we currently have access to firm transportation for the majority of our current gas production, there is no assurance that we will be able to procure additional transportation on terms satisfactory to us, or at all, to the extent we increase and expand the area or areas of our production.

We will have limited control over the activities on properties we do not operate.

We currently have one operator over the oil and gas activities on our properties, but in the future other companies may operate some or many of the properties in which we have an interest.  We currently are the operator of the Gold Venture.  We will have limited ability to influence or control the operation or future development of these non-operated properties.  Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in these drilling or acquisition activities.

Hedging our production may result in losses.

We currently have no hedging agreements in place.  However, we may in the future enter into arrangements to reduce our exposure to fluctuations in the market prices of oil, natural gas and gold.  We may enter into oil and gas hedging contracts and our joint venture may enter into gold hedging contracts in order to increase credit availability.  Hedging will expose us to risk of financial loss in some circumstances, including if:

•	production is less than expected,
•	the other party to the contract defaults on its obligations, or
•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, hedging may limit the benefit we would otherwise receive from increases in the prices of oil, gas and gold.  Further, if we do not engage in hedging, we may be more adversely affected by changes in oil, gas and gold prices than our competitors who engage in hedging.

We have limited senior management resources, and we need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.

Our senior management currently consists of Charles Bitters, Chief Executive Officer, Chief Financial Officer and sole Director and Joe Christopher, President of Oil America Group, Inc., our wholly-owned subsidiary.  Our limited senior management requires them to handle an increasingly large and more diverse amount of responsibility. Expansion of our business would place a significant additional strain on our limited managerial, operational, and financial resources. In such event, we will be required to expand our operational and financial systems and to expand, train, and manage our work force in order to manage the expansion of our operations. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other oil and gas companies and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition, and results of operations will be materially adversely affected. Our future success will be dependent on our ability to attract and retain key personnel

We do not have a full time Chief Financial Officer or Controller

We currently do not have a full time Chief Financial Officer or Controller.  Rather, we utilize external consultants for recording our accounting information and for preparing our required SEC reporting requirements including this Form 10-K.  Charles Bitters, our Chief Executive Officer is not a trained accountant and relies on the external consultants to prepare the required information and disclosures.  In addition, compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has and will continue to place additional strain on our limited managerial, operational, and financial resources which we believe will be very significant and could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success will be dependent on our ability to attract and retain key personnel.

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

We were required to comply with Section 404(a) effective for this year ended December 31, 2009.  Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

To the best of our ability, we may devote substantial time and incur substantial costs during fiscal 2010 to improve our controls and procedures with the goal of compliance. We cannot, however, be certain that we will remediate the material weaknesses discovered, if any, in complying with Section 404.

Risks related to our common stock.

We have a limited market for our common stock, and our stock price is volatile

Our common stock is not listed on a national securities exchange or quoted on the Nasdaq Global Market or Nasdaq Small Capital Market.  Instead, our common stock is currently quoted on the Pink Sheets under the symbol “AENP.PK.”  Trading on the Pink Sheets is sporadic and highly volatile.  The market price for our common stock has fluctuated in the past and may continue to fluctuate in the future.  The market price of our common stock is subject to, and will continue to be subject to, a variety of factors, including without limitation:

•	the business environment;
•	the operating results of companies in the industries we serve;
•	future announcements concerning our business or that of our competitors or customers;
•	the introduction of new products or changes in product pricing policies by us or our competitors;
•	litigation matters;
•	changes in analysts’ earnings statements or performance estimates;
•	developments in the financial markets;
•	quarterly operating results;
•	perceived dilution from stock issuances for acquisitions and other transactions; and
•	market conditions of securities traded on the Pink Sheets.

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

There is no assurance of an established public trading market for our common stock

Our stock trades on the Pink Sheets and is not a stock exchange.  Rather, it is an electronic quotation system operated by Pink OTC Markets that displays quotes from broker-dealers for over-the-counter (OTC) securities. These securities tend to be inactively traded stocks, including penny stocks and those with a narrow geographic interest where market makers and other brokers can publish their bid and ask quotation prices. The term Pink Sheets is also used to refer to a market tier within the current Pink Quote system.  Quotes for stocks included on the Pink Sheets are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market.  Therefore, prices for securities traded solely on the Pink Sheets may be difficult to obtain and holders of our common stock may be unable to resell their securities at or near their original offering price, or at any price.

Our common stock trades on the Pink Sheets and we may not file financial statements with the SEC

Our stock trades on the Pink Sheets, an over the counter quotation service and we are not required to file financial statements with the SEC and do not meet or seek the listing requirements to trade on the OTCBB, AMEX, NASDAQ, or NYSE.  The Pink Sheets is not a stock exchange. To be quoted in the Pink Sheets, companies do not need to fulfill any requirements (e.g. filing financial statements with the SEC). Although the Company intends to file financial statements with the SEC, if we do not file periodic reports or audited financial statements with the SEC, it will be very difficult for investors to find reliable, unbiased information about us.  For these reasons the SEC views companies listed on Pink Sheets as "among the most risky investments" and advises potential investors to heavily research the companies in which they plan to invest.

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

The necessary financing could be obtained through one or more transactions that could effectively dilute the ownership interests of our then-current stockholders.  Further, there can be no assurances that we will be able to secure such additional financing.  The board of directors of the Company has authority to issue such unissued shares without the consent or vote of the shareholders of the Company.  We are authorized to issue up to 500,000,000 shares of our common stock and 5,000,000 shares of preferred stock, $0.0001 par value per share.

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

Market Information

As of May 14, 2010, the Company had 62,616,748 common shares outstanding, including 23,350,677 classified as issuable.  The Company’s common stock, par value $0.0001 per share (the "Common Stock"), is traded on the Pink Sheets under the symbol "AENP.PK".

The following table sets forth certain information as to the high and low bid quotations for our 2009 and 2008 fiscal years. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low

Fiscal Year Ending 2009
First Quarter	$0.05	$0.02
Second Quarter	$0.11	$0.02
Third Quarter	$0.12	$0.05
Fourth Quarter	$0.12	$0.05

Fiscal Year Ending 2008
First Quarter	$0.47	$0.27
Second Quarter	$0.44	$0.23
Third Quarter	$0.25	$0.15
Fourth Quarter	$0.21	$0.01

On May 14, 2010, the closing price for a share of our common stock was $0.04.

Holders

As of May 14, 2010, there were approximately 413 stockholders of record of our common stock, which does not include shareholders whose shares are held in street or nominee names, and no shares of our preferred stock were issued or outstanding.

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

Effective October 27, 2009, the Company received $15,000 from the exercise of 1,000,000 non-qualified stock options by the President of PRI at the exercise price of $0.015 per share.

As of May 1, 2010, 8,800,000 non-qualified stock options granted under the Plan are outstanding.

Recent Sales of Unregistered Securities

 None

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended
	December 31,
	2009	2008

Revenues	$1,107,940	$1,842,059
Total Operating Expenses	2,572,821	3,617,904
Operating Loss	(1,464,881)	(1,775,845)
Total Other Income (Expense)	455,553	(372,706)
Net Loss	$(1,009,328)	$2,148,551)
Net Cash Provided by (Used In) Operating Activities	$(330,208)	$117,873

Per Share and Share Data
Weighted average Shares Outstanding	41,384,640	20,301,880
Shares Outstanding and Issuable at Year-End	62,616,748	20,360,389
Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.11)
Book Value Per Share	$0.04	$(0.15)
Market Price:
High	$0.12	$0.47
Low	$0.02	$0.01
Year-End Close	$0.05	$0.03

Assets
Current Assets	$79,807	$89,083
Property and equipment, net	$3,773,071	$4,011,903
Other Assets	$-	$135,280
Total Assets	$3,852,878	$4,236,266

Liabilities
Total Current Liabilities	$561,373	$6,782,259
Asset Retirement Obligations	$532,046	$509,155
Total Liabilities	$1,093,419	$7,291,414
Stockholders' Equity (Deficit)	$2,759,459	$(3,055,149)
Total Liabilities and Stockholders' Deficit	$3,852,878	$4,236,266

Number of Employees	9	10

Oil and Gas Wells
Gross	207	207
Net	204	204

Acreage
Gross	7,701	7,701
Net	7,393	7,393

Reserves
Proved Oil (MBBL)	7.646	7.728
Proved Natural Gas (BCF)	25.537	40.522

Production
Oil (bbls)	14,249	11,501
Natural Gas (mcf)	72,855	88,711
Total Equivalent (bbls)	26,392	26,286

Average Sales Price
Oil (bbls)	$52.05	$93.21
Natural Gas (mcf)	$4.80	$8.66
Natural Gas Equivalent (mcfe)	$28.79	$51.98

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENT DEVELOPMENTS

On March 30, 2010, a $10,000 note payable that was in default as of December 31, 2009 was repaid in full including accrued interest in the amount of $10,900.

Effective March 1, 2010, the Company executed a definitive agreement (the “Transaction”) with Emerald Bay Energy, Inc., a publicly traded Calgary based Energy Company and a private third party (together the “Purchasers”) for the purchase of its wholly owned subsidiary PRI.  The purchase price is $850,000 USD comprised of a combination of $425,000 USD value of Emerald Bay Energy (“EBY”) restricted stock and $425,000 USD cash from a private third party.  Additionally, the Company would retain a 1% overriding royalty on any oil or natural gas formation below 1,200 feet deep. The Transaction was subject to the final approval of the TSX Venture Exchange (“TSX”).

The USD $425,000.00 worth of EBY restricted common stock to be issued to the Company was set at $0.08 per share CDN based upon the exchange rate between Canadian and United States Dollars as of the date of Closing when the TSX gave final approval.  However, the Transaction specified that in the event that the EBY restricted stock amount to be issued resulted in ownership by the Company of ten percent (10%) or more of the outstanding shares of EBY, then the EBY Stock amount would be reduced to an amount of EBY shares which does not exceed 9.97% of the total outstanding common shares of EBY and the resulting shortfall in the $425,000 USD value of the EBY Stock amount of the purchase price would be paid to the Registrant in cash as consulting services fees under an eighteen (18) month consulting agreement.

Effective March 8, 2010, the TSX approved the Transaction and under the terms of the definitive agreement, 5.0 million shares of EBY restricted common stock were issued to the Company, along with an eighteen (18) month consulting agreement totaling USD$36,800.  Additionally, the Company will also retain a 1% gross overriding royalty on any oil or natural gas formation below 1,200 feet.

Critical Accounting Estimates and Policies

The methods, estimates and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements.  The Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based upon this definition, our most critical estimates include valuation of oil and gas properties, valuation and depreciation periods of property and equipment, the evaluation of whether our assets are impaired, asset retirement obligations, valuation of non-cash stock based grants, valuation allowance for deferred tax assets, and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.  For additional information, see Note 3 "Nature of Operations and Summary of Significant Accounting Policies" in the notes to our audited consolidated financial statements contained in this Annual Report.  Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available.  Actual results may differ significantly from these estimates.

OIL AND GAS PROPERTIES AND EQUIPMENT

The Company uses the successful efforts method of accounting for its oil and gas properties.   Unproved properties are assessed periodically for possible impairment.  Costs incurred by the Company related to the acquisition of proved and unproved oil and gas properties and the cost of drilling only successful wells are capitalized.   Costs to maintain wells and related equipment and lease and well operating costs on proved properties are charged to expense as incurred.   Gains and losses arising from sales of properties are included in other income (expense).  Proved oil and gas properties are depleted using the units-of-production method based on total proved reserves.

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method.  Vehicles are depreciated over their estimated useful life of three years, using the straight line method.  Repairs and maintenance are expensed in the year incurred, while renewals and betterments are generally capitalized.  Expenditures less than $1,000, including contract labor, are expensed to operations in the year incurred.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

We account for the impairment of long-lived assets in accordance ASC 360-10 (SFAS No. 144), “Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with ASC 410 (SFAS No. 143), “Asset Retirement and Environmental Obligations”.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the property surrounding. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as at the asset’s inception, with an offsetting increase to the producing properties asset. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value and is classified as an expense in the consolidated statement of operations.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discounted liability.  Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

STOCK-BASED COMPENSATION

The Company adopted ASC 718 (SFAS No. 123R), Compensation – Share Based Compensation, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense measured at fair value when we obtain employee services in stock-based payment transactions.

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

Income taxes are accounted for under the asset and liability method of ASC 740 (SFAS No. 109), “Income Taxes.  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Results of Operations

The following discussion of the results of operations should be read in conjunction with our consolidated financial statements and notes thereto for the periods presented included in this Form 10-K.

	Year Ended
	December 31,
	2009	2008
Revenues:
Oil sales, net	$1,107,940	$1,842,059

Operating Expenses
Compensation	350,120	255,384
Consulting	44,696	-
Depreciation, depletion and accretion	294,561	562,334
Rent	6,617	89,161
General and administrative	208,385	260,063
Production	1,191,029	2,232,318
Professional	176,733	126,748
Research and development	215,434	-
Business taxes	85,246	91,896
Total Operating Expenses	2,572,821	3,617,904

Operating Loss	(1,464,881)	(1,775,845)

Other Income (Expense)
Other income (expense)	543,110	(198,516)
Interest expense	(87,557)	(170,760)
Payroll tax expense and penalties	-	(6,004)
Gain on Sale of Property	-	2,574
Total Other Income (Expense)	455,553	(372,706)

Net Loss	$(1,009,328)	$(2,148,551)

Year Ended December 31, 2009 compared to December 31, 2008

Revenues:

Revenues decreased $734,119 or 40%, to $1,107,940 for 2009 from $1,842,059 for 2008.  The decrease was due primarily to decreased market pricing from the sale of the Company’s oil and gas production.

Operating Expenses:

Operating expenses decreased $1,045,083, or 29%, to $2,572,821 for 2009 from $3,617,904 for 2008.  The decrease was primarily the result of a $1,041,289 decrease in production expense.  The decrease in production expense was primarily from the Company not being able to focus on its oil and gas operations because of insufficient operating cash.

Other Income (Expense):

Other income (expense) increased $828,260 of income, or approximately 222% to $455,553 of income for 2009 from $372,706 of expense for 2008.  The change was primarily composed of a $741,626 increase in other income, of which the majority was for the write-off of accounts payable, accrued interest and debt that had been outstanding for a significant amount of time without any contact from the parties and past the statute of limitations for collection.

Liquidity and Capital Resources:

Cash and cash equivalents were $47,284 at December 31, 2009 as compared to $88,937 at December 31, 2008, and working capital deficit was $481,566 at December 31, 2009 as compared to a working capital deficit of $6,693,175 at December 31, 2008.  The decrease in the working capital deficit was primarily from the June 30, 2009 elimination of certain debt obligations by converting them into $0.0001 par value common stock (“Stock”) of the Company.  Additionally, the Company successfully negotiated and eliminated a substantial amount of obligations as discussed above under Other Income (Expense).

Historical Trends:

Operating Activities

Cash used in operating activities was $330,208 for the year ended December 31, 2009 compared to cash provided of $117,873 for the year ended December 31, 2008.

Investing Activities

Cash used in investing activities was $102,442 for the year ended December 31, 2009 compared to cash used of $253,504 for the year ended December 31, 2008.  The decrease in cash used resulted primarily from a decrease in the investment in property and equipment.

Financing Activities

Cash provided by financing activities was $186,114 for the year ended December 31, 2009 compared to $91,348 of cash provided for the year ended December 31, 2008.  The change was primarily from an increase in the proceeds from the sale of common stock and notes payable along with the write off of an uncollectible subscription receivable.

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

Debt:

Lease Payable

	December 31,
	2009	2008
$21,238 computer equipment lease, bearing interest at 10% per annum	$-	$16,131

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a UCC financing statement; however, the Company liquidated the equipment in 2006, with the lessor approval, and paid the resulting $5,107 of net proceeds to the lessor.  As a result, the remaining unpaid balance of principal had been $16,131 since March 31, 2006.  The payable was personally guaranteed by a former officer and director of the Company and the current Chief Executive Officer of the Company.  As of December 31, 2008, the Company had recorded a total of $25,029 in accrued interest for this payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s current Chief Executive Officer to the lessor occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003 but the lessor did not sign the settlement.

The Company researched the matter and believes that consideration was provided by the Company and accepted by the Lessor for the settlement and that no further consideration or action is required by the Company.  Additionally, under Delaware corporation law, statute of limitations for claims is three years and since the settlement was completed in November 2003, no further obligation of the Company is warranted.  Accordingly, during 2009 the $16,131 debt obligation and $25,029 of accrued interest have been written off to Other Income in the consolidated financial statements.

Notes Payable

	December 31,
	2009	2008
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6.75% per annum and due on January 25, 2010.	$23,684	$24,062
$124,487 Note, dated March 27, 2008, not formalized and not bearing interest	100,487	91,000
$10,000 Note, dated June 30, 2009, bearing interest at 18% per annum and due December 31, 2009.	10,000	-
	$134,171	$115,062
On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which was 3.25% as of December 31, 2009. As of December 31, 2009, the outstanding balance is $23,684 and is classified as a component of Note Payable in the accompanying consolidated financial statements.

On March 27, 2008, the Company purchased oilfield property and equipment for a price of $159,487.  The terms included a cash payment of $35,000 and a note payable for the balance of $124,487.  In 2008, the Company paid down $24,000 of principal and the balance is $100,487 as of December 31, 2009 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of December 31, 2009, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly when sufficient cash flow is available.

On June 30, 2009, the Company received $10,000 of proceeds from a short-term note from an unrelated third party.  The terms included interest at a rate of 18% per annum, a December 31, 2009 maturity date a late payment charge equal to 5% of the unpaid balance and interest at the lesser of a) 18% or b) as permitted by law.  As of December 31, 2009, the Company had accrued $900 of accrued interest related to the note payable and the note payable had not been repaid and was considered in default.

As of December 31, 2008, the Company had recorded $122,671 of accrued interest for previously issued convertible debentures.  All of the convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion agreement did not include accrued interest that was specified in the convertible debenture.  The Company has researched the matter and believes that no further consideration is warranted for these conversions as a result of the executed conversion agreements.  Additionally, since the Company is subject to Delaware corporation law, the Delaware statute of limitations for claims is three years, and the last conversion was in 2005, no further obligation of the Company is warranted.  Accordingly, at December 31, 2009, the $122,671 of accrued interest has been written off to Other Income in the accompanying consolidated financial statements.

Notes Payable – Related Party

	December 31,
	2009	2008
$2,000,000 Promissory Note, dated June 15, 2004, bearing interest at 8% per annum and due on December 31, 2008	$-	$2,000,000
	$-	$2,000,000

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

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Note was converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  Additionally, the Note accrued interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

The Company evaluated the conversion of the Note and the accrued interest in accordance with ASC 470-50-40 (Paragraph 20 of APB 26), “Debt — Modifications and Extinguishments — Derecognition” and recorded a $1,965,000 gain representing the difference between the reacquisition price and the net carrying amount of the extinguished debt and since the gain was from a transaction with a related party, the $1,965,000 was recorded to additional paid in capital as a component of Stockholders’ Equity (Deficit).

As a result of the conversions discussed above, the Company will issue 10,000,000 shares of Stock and as of December 31, 2009, these have been recorded as issuable in the accompanying consolidated financial statements.

Equity Financing

For the year ended December 31, 2009 and 2008, the Company received $140,005 and $103,000 of proceeds, net of offering costs, from the issuance of common stock, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

2010 OUTLOOK

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 7, 2009, Board of Directors of the Company (“Board”) dismissed Moore & Associates Chartered (“Moore”), its independent registered public accounting firm. On the same date, August 7, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public accounting firm.

On September 11, 2009, Board dismissed Seale and Beers, CPAs (“Seale”), its independent registered public accounting firm. On the same date, September 11, 2009, the accounting firm of Salberg & Company, P.A. (“Salberg”) was engaged as the Company’s new independent registered public accounting firm. The Board approved the dismissal of Seale and the engagement of Salberg as its independent registered public accounting firm. None of the reports of Seale on the registrant's consolidated financial statements for either of the past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Seale never issued an opinion on the Company’s consolidated financial statements as the only period they were engaged by the Company was the interim period for the three and six months ended June 30, 2009.

For the interim period that Seale was engaged by the Company, there were no disagreements with Seale whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Seal’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's consolidated financial statements, nor were there any up to and including the time of dismissal on September 11, 2009.

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore, the Company’s previous independent registered public accounting firm.   This action was because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation. As a result, our new independent registered public accounting firm, Salberg has re-audited the Company’s December 31, 2008 consolidated financial statements that were audited by Moore due to the revocation of Moore's registration and are included in the accompanying audited consolidated financial statements for the years ended December 31, 2009 and 2008, respectively.

Other than discussed above, there have been no disagreements, or transactions or events similar to those which involved such disagreements or reportable events, with former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter disagreements in connection with any of its reports.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Directors and Executive Officers

The principal occupations of each of our executive officers and directors for at least the past five years are as follows:

Name	Age	Positions Held With The Company	Director Since
Charles Bitters	64	Chief Executive Officer, President and Director	2002
Joe Christopher	61	President of Oil America Group, Inc. and Director	2008

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

Effective March 8, 2010 with the sale of Production Resources, Inc. (“PRI”) by the Company, PRI is no longer a wholly-owned subsidiary and Renny Walker is no longer an employee of the Company.

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

 Section 16(a) Beneficial Ownership Reporting Compliances

Pursuant to Section 16(a) of the 1934 Act, the Company's directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates.  Based on the Company's review of Forms 3, 4 and 5 filed by such persons, the Company believes that during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to such persons were met in a timely manner.

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

The following table shows for the years ended December 31, 2009 and 2008, the compensation awarded or paid by the Company to its Chief Executive Officer and its named executive officers as that term is defined in Item 402(a)(2) of Regulation S-B.

Summary Compensation Table
Name and Principal Position (1)	Year	Salary ($) (3)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation ($)	Total ($)
Charles Bitters, Chief Executive Officer	2009 2008	120,000 120,000	- -	- -	29,997 (4) -	- -	- -	- -	149,997 120,000
Joe Christopher, President of Oil America Group, Inc.	2009 2008	65,000 65,000	- -	- -	59,994 (4) -	- -	- -	- -	124,994 65,000
Renny Walker, former President of Production Resources, Inc. (5)	2009 2008	70,384 70,384	- -	- -	14,999 (4) -	- -	- -	- -	84,383 70,384

1 Mr. Bitters and Mr. Christopher serve on the Company’s board of directors and do not receive any compensation for their director roles.
2 Mr. Bitters and Mr. Christopher serve on the Company’s board of directors and do not receive any compensation.
3 Salary is total base salary earned, rather paid or not.  For both 2009 and 2008, Mr. Bitters earned $120,000 of salary and Mr. Christopher earned $65,000 of salary.  Effective June 30, 2009, Mr. Bitters converted $60,000 of his 2009 salary and all unpaid previously earned salary into $0.0001 par value common stock of the Company at an exchange rate of $0.25 per share.  Effective June 30, 2009, Mr. Christopher forgave $32,500 of his 2009 salary and all unpaid previously earned salary.
4 Represents the Black-Scholes value on the grant date of May 1, 2009 for non-qualified stock options issued as follows: Charles Bitters – 2,000,000, Joe Christopher – 4,000,000, and Renny Walker – 1,000,000.  All of the options were issued with an exercise price of $0.015 per share and were 100% vested on the grant date.
5 Effective with the sale of Production Resources, Inc. on March 8, 2010, Mr. Walker is no longer an employee or executive officer.

Option Grants in Last Fiscal Year

On May 11, 2009, the Company granted 9,800,000 non-qualified stock options to employees and consultants under the 2008 Non-Qualified Stock Option Plan.  All of the options granted were at an exercise price of $0.15 per share.  Of the 9,800,000 stock options granted, 7,000,000 were issued to employees and 2,800,000 were issued to consultants.  All of the options were vested 100% upon the grant date of May 11, 2009.  Of the 7,000,000 stock options issued to employees, 2,000,000 were granted to Charles Bitters, 4,000,000 to Joe Christopher and 1,000,000 to Renny Walker.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Effective October 27, 2009, the Company received $15,000 from the exercise of 1,000,000 stock options by Renny Walker at the exercise price of $0.015 per share.  The options were issued on May 11, 2009 and all 1,000,000 of the options were vested 100% upon the grant date of May 11, 2009.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Charles Bitters	2,000,000	-	-	$0.015	May 11, 2019	-	-	-	-
Joe Christopher	4,000,000	-	-	$0.015	May 11, 2019	-	-	-	-
Renny Walker	-	-	-	$0.015	May 11, 2019	-	-	-	-

Employment Agreements

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Charles Bitters, its Chief Executive Officer.  The agreement is for an annual salary of $120,000 and a $3,500 per month equipment rental agreement.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated.  Effective June 30, 2009, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the agreement which has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  After the conversion discussed above and from July 1, 2009 through December 31, 2009, the Company accrued $60,000 for salary obligation, the Chief Executive Officer advanced $46,800 to the Company and the Company repaid $13,650 of the amount advanced to the Chief Executive Officer.  As of December 31, 2009, the amount outstanding is $93,150 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

Effective January 1, 2005, the Company has an agreement with Joe Christopher, the President of its wholly owned subsidiary Oil America Group, Inc. (“OAG”) in the amount of $65,000 annually.  As of June 30, 2009, the President of OAG was owed $292,500 for unpaid salary.  Effective June 30, 2009, the unpaid salary of $292,500 has been forgiven by the President of OAG and as a result of the transaction and since the President of OAG is an officer of the Company and is a related party, the $292,500 of accrued compensation forgiven was classified as a capital transaction and recorded to additional paid in capital in the accompanying consolidated financial statements. After the conversion discussed above and from July 1, 2009 through December 31, 2009, the Company accrued $32,500 for salary obligation, the President advanced OAG $15,200 and OAG owed the President $2,844 for expenses paid on behalf of OAG.  As of December 31, 2009, the amount outstanding is $49,544 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

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

Director Compensation

We do not have a formal plan for director compensation.  No director received any type of compensation from the Company for serving in such capacity for the years ended December 31, 2009 and 2008, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes certain information as of May 1, 2010 with respect to the beneficial ownership of our common stock by (1) our directors and executive officers, (2) stockholders known by us to own 5% or more of the shares of our Common Stock, and (3) all of our executive officers and directors as a group.

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

Title of Class	Name and Address of Beneficial Owner (a) (c)	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Charles Bitters, CEO and Director 353 South Hackberry Ave New Braunfels, TX 78130	17,019,616	(b)	27%
Common Stock	Joe Christopher, President of Oil America Group, Inc. 400 S. Zang Blvd., Suite 812 Dallas, TX 75208	611,000		1%
*	Less than 1%

(a)
Under Rule 13d-3 under the Securities Exchange Act of 1934, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this Offering. As of May 14, 2010, the Company had 62,616,748 shares of common stock issued, outstanding and issuable.

(b)	Includes 62 shares in the name of a corporation controlled by Mr. Bitter’s wife.

(c)	Excludes Renny Walker, former President of Production Resources, Inc. (“PRI”) as a result of the sale of PRI on March 8, 2010.

 Equity Compensation Plan Information

The following table gives information as of December 31, 2009, about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	8,800,000	$0.015	1,200,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	8,800,000	$0.015	1,200,000
(1) Consists of the following equity compensation plans: 2008 Non-Qualified Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer for a salary of $120,000 annually and a $3,500 per month equipment rental agreement.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of the Effective Date, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the agreement which has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

As of the Effective Date, Bend Arch Petroleum, Inc. (“Bend Arch”), the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $1,007,715 for previous advances and equipment rental charges at $4,500 per month.  This amount has been converted into 4,030,860 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

As of the Effective Date, we owed the operator of the Company’s oil and gas properties $1,736,219 for services as the operator of the Company’s oil and gas production activities.  The operator is Proco Operating Co. Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  This amount has been converted into 6,944,877 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

The Company evaluated the conversion of each of the above due to related party balances and the accrued interest in accordance with paragraph 20 of APB 26 (ASC 470-50-40) “Debt — Modifications and Extinguishments — Derecognition” and recorded an aggregate $2,623,408 gain representing the difference between the reacquisition price and the net carrying amount of the extinguished debt.  Since the gain was from transactions with related parties, the $2,623,408 was recorded to additional paid in capital as a component of Stockholders’ Equity.

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

The balance outstanding for Due to Related Parties at December 31, 2009 is as follows.

Due to Related Parties:
	Dec. 31,	Dec. 31,
	2009	2008
Due to Chief Executive Officer from advances and salary agreement with Company.	$93,150	$510,925
Due to Chief Executive Officer from advances and rental agreement with Bend Arch	131,060	894,103
Due to Chief Executive officer from advances to OAG	12,700	-
Due to President of OAG from advances and salary agreement with Company	49,544	260,000
Due to Operator of oil and gas properties	4,995	1,630,735
Total Due To Related Parties	$291,449	$3,295,763

As a result of the previously discussed conversion to Stock, the balance of the Due to related parties was zero as of June 30, 2009.  For the period from July 1, 2009 to December 31, 2009, the following transactions occurred related to Due To Related Parties:

Under the July 1, 2003 salary and equipment rental agreement with the Chief Executive Officer, the Company accrued $60,000 for salary obligation, the Chief Executive Officer advanced $46,800 to the Company and the Company repaid $13,650 of the amount advanced to the Chief Executive Officer.  As of December 31, 2009, the amount outstanding is $93,150 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

Under the previous $4,500 per month equipment rental agreement between the Company and Bend Arch, Bend Arch accrued $27,000 per the agreement, the Chief Executive officer advanced $129,800 to Bend Arch and Bend Arch repaid $25,740 to the Chief Executive Officer.  As of December 31, 2009, the amount outstanding is $131,060 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

The Chief Executive Office advanced $12,700 to OAG and as of December 31, 2009, the amount is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

Under a salary agreement with the President of OAG, $32,500 was accrued for salary by OAG.  Additionally, the President advanced OAG $14,200 and OAG owed the President $2,844 for expenses paid on behalf of OAG.  As of December 31, 2009, the amount outstanding is $49,544 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

The operator of the Company’s oil and gas properties was owed $4,995 by Bend Arch as of December 31, 2009 for services related to the Company’s oil and gas production activities.  The operator is Proco Operating Co. Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  As of December 31, 2009, the amount is recorded as a component of Due to Related Party in the accompanying consolidated financial statements.

Since November 1, 2003, the Company and Proco have had an operating agreement for Proco to operate the Company’s oil and natural gas production activities.  The term of the operating agreement is equal to the term of the oil and gas leases held by the Company.  In general, Proco incurs costs which are billed to the Company and Proco markets and sells oil and natural gas and collects payments from customers.  Such payments are then remitted to the Company.  Proco has a First and preferred lien on the leasehold interests of the Company against any amounts due to Proco by the Company.

Director Independence

Our common stock trades on Pink Sheets.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

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

Salberg & Company, P.A. (“Salberg”) was appointed as the independent registered public accounting firm for the fiscal year ended December 31, 2009 and for the September 30, 2009 quarterly review.  Moore & Associates Chartered (“Moore”) was the independent registered public accounting firm for fiscal year 2008 and the quarterly interim reviews through March 31, 2009.  Seale and Beers, CPAs (“Seale”) was the independent registered public accounting firm for the June 30, 2009 quarterly review.

On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore, the Company’s previous independent registered public accounting firm.   This action was because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation. As a result, our new independent registered public accounting firm, Salberg has re-audited the Company’s December 31, 2008 consolidated financial statements due to the revocation of Moore's registration, and these appear in the December 31, 2009 audited consolidated financial statements.

The following table shows the fees for the fiscal years ended December 31, 2008 and 2009.

	Fiscal 2008 Moore	Fiscal 2008 Salberg	First Quarter 2009 Moore	Second Quarter 2009 Seale	Fiscal 2009 Salberg
Audit Fees (1)	$39,500	$30,000	$11,375	$11,375	$37,000
Audit Related Fees (2)	$0	$0	$0	$0	$0
Tax Fees	$0	$0	$0	$0	$0
All Other Fees	$0	$0	$0	$0	$0

(1)                      Audit fees — these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2)                      Audit related fees — these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

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

The Board has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Salberg, the Company's independent registered public accounting firm.  The policy requires that the Board pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such service does not impair the auditor's independence.

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

The Board has reviewed the audited consolidated financial statements and met and held discussions with management regarding the audited consolidated financial statements.  Management has represented to the Board that the Company's financial statements were prepared in accordance with accounting principles generally accepted in the United States. The Board has discussed with Salberg, the Company's independent registered public accounting firm, matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees).  The Board received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended by the Independence Standards Board, and has discussed with the auditors the auditors' independence.

Based on the Board’s discussion with management and the independent registered public accounting firm, the Board's review of the audited financial statements, the representations of management and the report of the independent registered public accounting firm to the Board, the Board recommends that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the years ended December 31, 2009 and 2008, for filing with the SEC.

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibit No.	Description of Exhibit
2.1	Certificate of Amendment to Articles of Incorporation of American Energy Production, Inc. filed with the Delaware Secretary of State (1)

3.1	Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003. (1)

3.2	Form 8-A12G for Registration of Certain Classes of Securities Pursuant to Section 12 (b) or (g) of the Securities Act of 1934 filed October 10, 2003. (1)

3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed November 19, 2003. (1)

3.4	Form N-54 Notification of Election as a Business Development Company dated January 12, 2004. (1)

3.5	Form 1-E Notification under Regulation E dated January 14, 2004. (1)

3.6	Form 1-E/A Notification under Regulation E dated June 24, 2005. (1)

3.7	Form 2-E Notification under Regulation E dated June 27, 2006. (1)

3.8	Form 2-E Notification under Regulation E dated December 11, 2006. (1)

3.9	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007. (1)

3.10	Form N-54C Notification of Withdrawal of Business Development Companies dated April 23, 2007. (1)

3.11	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed July 5, 2007. (1)

3.12	Form S-8 Registration Statement under the Securities Act of 1933 filed September 25, 2008. (1)

14.1	Code of Ethics (1)

20.1	Oil and Gas property valuation by Cullen Thomas Consulting Geologist as of December 31, 2009 *

20.2	Consent letter from Cullen Thomas Consulting Geologist for Oil and Gas property valuation as of December 31, 2009 *

21.1	Subsidiaries of American Energy Production, Inc. *

23.1	Consent letter from Salberg & Co., P.C. *

31.1	Certification of the Chief Executive and Chief Financial Officer of American Energy production, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*
*	Filed herewith

(1)	Incorporated by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY PRODUCTION, INC.

By:           /s/ Charles Bitters
Charles Bitters
Chief Executive Officer and Chief Financial Officer

Date:           May 14, 2010

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bitters Charles Bitters	President, Chief Executive Officer and Director (Principal Executive, Financial and Accounting Officer)	May 14, 2010
/s/ Joe Christopher Joe Christopher	Director	May 14, 2010

American Energy Production, Inc. and Subsidiaries

F-1-

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
American Energy Production, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of American Energy Production, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Energy Production, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of $1,009,328 in 2009, and used cash for operating activities of $330,208.  At December 31, 2009, the Company has minimal cash and had a working capital deficiency and accumulated deficit of $481,566 and $27,232,519, respectively.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 14, 2010

F-2-

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	12/31/2009	12/31/2008
Current Assets
Cash	$47,284	$88,937
Accounts receivable	32,523	-
Other current assets	-	146
Total Current Assets	79,807	89,083

Oil and Gas Properties and Equipment, net	3,773,071	4,011,903

Other Assets
Development program costs	-	135,280
Total Other Assets	-	135,280

Total Assets	$3,852,878	$4,236,266

LIABILITIES
Current Liabilities
Accounts payable	$109,542	$312,903
Bank account deficit	682	-
Other current liabilities	12,481	11,853
Due to related parties	291,449	3,295,763
Notes payable	134,171	115,062
Notes payable - related party	-	2,000,000
Accrued interest payable	900	147,700
Accrued interest payable - related party	-	798,685
Accrued payroll taxes and penalties	12,148	84,161
Lease payable	-	16,131
Total Current Liabilities	561,373	6,782,258

Long-Term Liabilities
Asset retirement obligations	532,046	509,155
Total Long-Term Liabilities	532,046	509,155

Total Liabilities	$1,093,419	$7,291,413

Commitments and Contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, Series A, $0.0001 par value, 5,000,000 shares
authorized, none and 3,500,000 shares outstanding, respectively	$-	$350
Common stock, $0.0001 par value, 500,000,000 shares authorized,
39,266,071 and 20,360,349 shares outstanding, respectively	3,927	2,037
Common stock issuable, $0.0001 par value, 23,350,677 shares
and none issuable and outstanding, respectively	2,335	-
Additional paid in capital	30,860,716	24,067,655
Accumulated deficit	(27,232,519)	(26,223,191)
	3,634,459	(2,153,149)
Less: Subscription Receivable	(875,000)	(902,000)
Total Stockholders' Equity (Deficit)	2,759,459	(3,055,149)

Total Liabilities and Stockholders' Equity (Deficit)	$3,852,878	$4,236,266

The accompanying notes are an integral part of these consolidated financial statements.
F-3-

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended
	December 31,
	2009	2008

Revenues:
Oil sales, net	$1,107,940	$1,842,059

Operating Expenses
Compensation	350,120	255,384
Consulting	44,696	-
Depreciation, depletion and accretion	294,561	562,334
Rent	6,617	89,161
General and administrative	208,385	260,063
Production	1,191,029	2,232,318
Professional	176,733	126,748
Research and development	215,434	-
Business taxes	85,246	91,896
Total Operating Expenses	2,572,821	3,617,904

Operating Loss	(1,464,881)	(1,775,845)

Other Income (Expense)
Other income (expense)	543,110	(198,516)
Interest expense	(87,557)	(170,760)
Payroll tax expense and penalties	-	(6,004)
Gain on Sale of Property	-	2,574
Total Other Income (Expense)	455,553	(372,706)

Net Loss	$(1,009,328)	$(2,148,551)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.11)

Weighted average Shares Outstanding	41,384,640	20,301,880

The accompanying notes are an integral part of these consolidated financial statements.
F-4-

American Energy Production, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
Years Ended December 31, 2009 and 2008

					Common Stock			Additional		Total
	Preferred Stock		Common Stock		Issuable		Subscription	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2007	3,500,000	$350	19,767,015	$1,977	596,000	$60	$(902,000)	$24,067,655	$(24,074,640)	$(906,598)

Common stock issued for subscription receivable	-	-	593,334	60	(593,000)	(60)	-	-		-
Write off of issuable shares from 2003 - 3,000 shares	-	-	-	-	(3,000)	-	-	-	-	-
Net loss, year ended December 31, 2008	-	-	-	-	-	-	-	-	(2,148,551)	(2,148,551)

Balance at December 31, 2008	3,500,000	350	20,360,349	2,037	-	-	(902,000)	24,067,655	(26,223,191)	(3,055,149)

Common stock issued for sale of stock	-	-	8,405,722	840	-	-	-	140,915	-	141,755
Common stock issued for conversion of preferred stock	(3,500,000)	(350)	10,500,000	1,050	-	-	-	(700)	-	-
Stock options issued for compensation	-	-	-	-	-	-	-	104,990		104,990
Stock options issued for consulting	-	-	-	-	-	-	-	41,996	-	41,996
Common stock issued for conversion of note payable and accrued interest	-	-	-	-	10,000,000	1,000	-	534,000	-	535,000
Common stock issued for conversion of due to related parties and accrued interest	-	-	-	-	13,350,677	1,335	-	712,925	-	714,260
Related party gain from conversion of note payable and accrued interest	-	-	-	-	-	-	-	1,965,000	-	1,965,000
Related party gain from conversion of due to related parties and accrued interest	-	-	-	-	-	-	-	2,623,408	-	2,623,408
Capital contribution from forgiveness of accrued interest by related party	-	-	-	-	-	-	-	378,027	-	378,027
Capital contribution from forgiveness of accrued compensation by related party	-	-	-	-	-	-	-	292,500	-	292,500
Write-off uncollectible subscription receivable	-	-	-	-	-	-	27,000	-	-	27,000
Net loss, year ended December 31, 2009	-	-	-	-	-	-	-	-	(1,009,328)	(1,009,328)

Balance at December 31, 2009	-	$-	39,266,071	$3,927	23,350,677	$2,335	$(875,000)	$30,860,716	$(27,232,519)	$2,759,459

The accompanying notes are an integral part of these consolidated financial statements
F-5-

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2009	2008
Cash Flows From Operating Activities:
Reconciliation of net loss to net cash (used in) provided by operating activities:
Net loss	$(1,009,328)	$(2,148,551)
Adjustments to reconcile net loss to net cash
Depreciation expense	196,098	479,212
Depletion expense	75,572	61,218
Accretion expense	22,891	21,904
Stock options issued for compensation	104,990	-
Stock options issued for consulting	41,996	-
Write off of payroll taxes and penalties	(69,851)	-
Common stock issued for oil and gas equipment	1,750	-
Changes in operating assets and liabilities:
Accounts receivable	(32,523)	1,205
Other current assets	146	169
Other assets	-	167,191
Accounts payable	(203,361)	(60,500)
Bank account deficit	682	-
Other current liabilities	626	(163,693)
Due to related party	625,856	1,588,003
Accrued interest payable	(67,458)	167,900
Lease payable	(16,131)	-
Accrued payroll taxes payable	(2,163)	3,815
Net Cash (Used In) Provided By Operating Activities	(330,208)	117,873

Cash Flows From Investing Activities:
Investment in property and equipment	(32,838)	(223,805)
Decrease (increase) in development program costs	135,280	(29,699)
Net Cash Provided By (Used In) Investing Activities	102,442	(253,504)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	140,005	103,000
Proceeds from issuance of note payable	14,736	-
Write-off uncollectible subscription receivable	27,000	-
Repayment of note payable	4,373	(11,652)
Net Cash Provided By Financing Activities	186,114	91,348

Net Decrease in Cash	(41,653)	(44,283)
Cash at Beginning of Period	88,937	133,220
Cash at End of Period	$47,284	$88,937

The accompanying notes are an integral part of these consolidated financial statements
F-6-

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)

	Year Ended
	December 31,
	2009	2008
Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Cash interest paid	$836	$1,311
Supplemental disclosure of non-cash investing and financing activities
Conversion of note payable and accrued interest to common stock	$535,000	$-
Conversion of due to related parties and accrued interest to common stock	$714,260	$-
Related party gain included in stockholders' equity from conversion of note payable and accrued interest to common stock	$1,965,000	$-
Related party gain included in stockholders' equity from conversion of due to related parties and accrued interest to common stock	$2,623,408	$-
Capital contribution from forgiveness of accrued interest by related party	$378,027	$-

Capital contribution from forgiveness of accrued compensation by related party	$292,500	$-
Write-off of predecessor company accounts payable	$316,289	$-
Write-off of accrued interest payable on previously converted debentures	$122,671	$-
Write-off of lease payable and accrued interest	$45,495	$-
Retirement of asset retirement obligation from audit of properties	$-	$37,237

The accompanying notes are an integral part of these consolidated financial statements
F-7-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

1.  HISTORY AND NATURE OF OPERATIONS

American Energy Production, Inc. (“American Energy”, (“AENP”), “the Company”, “we”, “us”, “our” “its”) is a publicly traded energy company that is engaged primarily in the acquiring, developing, producing, exploring and selling of oil and natural gas.  Additionally, the Company is a partner, under an operating agreement in the exploration, evaluation, development and mining of gold and other minerals.  The Company traditionally has acquired oil and gas companies that have the potential for increased oil and natural gas production utilizing new technologies, well workovers and fracture stimulation systems. Additionally, the Company has expanded its scope of business to include the drilling of new wells with its own equipment through its wholly-owned subsidiary companies.

The Company’s wholly-owned subsidiaries are primarily involved in three areas of oil and gas operations.

1. Leasing programs.

2. Production acquisitions

3. Drilling and producing with proven and emerging technologies.

The Company believes that for the foreseeable future, the world will be highly dependent on oil and natural gas. Currently, alternative fuels are far more expensive than fossil fuels and because of the politically unstable conditions of many of the energy producing regions of the world, the Company believes that oil and natural gas will remain a key yet volatile component of the world’s future energy requirements.  Additionally, with the ever increasing world demand for energy, the domestic production of oil and gas will play an even greater role in America’s future then it already has to date.

The Company determined in 2009 to diversify from only its oil and gas operations into a working gold mine operation.  On August 6, 2009, the Company announced that it has executed a non-binding Letter of Intent (“LOI”) for the acquisition of Dorado Gold, LLC and Master Petroleum, LLC, both California limited liability companies (together “Dorado”).  Dorado owns 100% of certain placer gold mining claims, land and equipment (the “Joint Properties”) 25 miles north of Weaverville, California.  Additionally, on the same date as the LOI was executed, AENP and Dorado executed a 120 day Operating Agreement to jointly participate in the exploration, evaluation, development and mining of gold and other minerals within the Joint Properties (“Gold Venture”).  AENP will bear 100% of all expenses during operations of the Gold Venture and AENP and Dorado will each receive fifty percent (50%) of product or revenues after expenses and AENP will manage the Gold Venture.  The acquisition of Dorado by AENP is subject to AENP’s sole evaluation of the results after the 120 day Gold Venture period is completed.

In December 2009, the Gold Venture was extended for one year through December 31, 2010.  As of the date of this report, no decision has been made by the Company in relation to the LOI and a definitive agreement.  The Company believes this working gold mining operation will be a hedge against inflation and will also help offset the depressed price of oil and natural gas until these commodities recover in the near future.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

2.  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,009,328 and $2,148,551 for the years ended December 31, 2009 and 2008, respectively.  Additionally, at December 31, 2009, the Company has minimal cash and has a working capital deficit of $481,566, which could have a material impact on the Company’s financial condition and operations. The working capital deficit was significantly reduced from a deficit of $6,693,175 at December 31, 2008 to the December 31, 2009 balance by the write off of the obligations discussed below along with the conversion of notes payable, accrued interest and due to related parties to common stock effective June 30, 2009.  As a result, the Company has stockholder’s equity of $2,759,459 at December 31, 2009 as compared to a stockholders’ deficit of $3,055,149 at December 31, 2008.

We have substantial current obligations and at December 31, 2009, we had $561,373 of current liabilities as compared to only $79,807 of current assets. Accordingly, the Company does not have sufficient cash resources or current assets to pay these obligations.

Our substantial obligations pose risks to our business and stockholders by:
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

As a result of the above restructuring of the Company’s consolidated balance sheet, the Company eliminated the majority of its debt as of the Effective Date and will issue or has issued 33,850,677 shares of Stock, 23,350,677 from the conversion of debt obligations and 10,500,000 from the conversion of preferred stock. See Note 5 – Debt and Note 7 – Stockholders’ Equity.

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

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

The accompanying consolidated financial statements do not include any adjustments to reflect the possible effects on recoverability and classification of assets or the amount and classification of liabilities which may result from the inability of the Company to continue as a going concern.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of American Energy and its wholly-owned subsidiaries as of December 31, 2009 and 2008 and all significant intercompany transactions, accounts and balances have been eliminated in consolidation.

Use of Estimates

When preparing financial statements in conformity with United States Generally Accepted Accounting Principles (“GAAP”), management must make estimates based on future events that affect the reported amounts of assets and liabilities and, the disclosure of contingent assets and liabilities as of the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying financial statements include valuation of oil and gas properties, valuation and depreciation periods of property and equipment, the evaluation of whether our assets are impaired, asset retirement obligations, valuation of non-cash stock based grants, valuation allowance for deferred tax assets, and the estimate of reserves of oil and gas that are used to develop projected income whereby an appropriate discount rate has been used.  We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with a maturity date of three months or less when purchased.

Accounts Receivable

Accounts receivable result from the sale of the Company’s products and is reported at net of any allowance for doubtful accounts.  The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience.  Payment is due upon delivery of the product, unless other arrangements are made.  Management reviews the customer accounts on a routine basis to determine if an account should be charged off.  At December 31, 2009, all accounts receivable are deemed to be collectible in full.  Payments from oil and natural gas sales are remitted by customers, to the operator, who is a related party and the operator then remits these payments to the Company. (See Note 10 – Related Party Transactions).

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

Oil and Gas Properties and Equipment

The Company uses the successful efforts method of accounting for its oil and gas properties.   Unproved properties are assessed periodically for possible impairment.  Costs incurred by the Company related to the acquisition of proved and unproved oil and gas properties and the cost of drilling only successful wells are capitalized.   Costs to maintain wells and related equipment and lease and well operating costs on proved properties are charged to expense as incurred.   Gains and losses arising from sales of properties are included in other income (expense).  Proved oil and gas properties are depleted using the units-of-production method based on total proved reserves.

The Company’s oil and gas rig is depreciated over its estimated useful life of ten years, using the straight line method.  Vehicles are depreciated over their estimated useful life of three years, using the straight line method.  Repairs and maintenance are expensed in the year incurred, while renewals and betterments are generally capitalized.  Expenditures less than $1,000, including contract labor, are expensed to operations in the year incurred.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance ASC 360-10 (SFAS No. 144), “Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410 (SFAS No. 143), “Asset Retirement and Environmental Obligations”.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as at the asset’s inception, with an offsetting increase to the producing properties asset. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value and is classified as an expense in the consolidated statement of operations. The discount rate utilized by the Company is 4.5% with a range of ten to twenty year estimated life for the properties.

The estimated liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells, and a risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligations. Revisions to the asset retirement obligations are recorded with an offsetting change to producing properties, resulting in prospective changes to depletion and depreciation expense and accretion of the discounted liability.  Because of the subjectivity of assumptions and the relatively long lives of most of the wells, the costs to ultimately retire the Company’s wells may vary significantly from prior estimates.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

Revenue Recognition

The Company sells crude oil and natural gas under short-term agreements at prevailing market prices and is recognized at the point of sale, that is, when the crude oil and natural gas is extracted from the tanks.  Generally, this is at the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectability is reasonable assured.

Gold Mine Operating Agreement

The Company jointly participates in an operating agreement for the exploration, evaluation, development and mining of gold and other minerals with an unrelated third party.  The Company manages the gold mine operation, is responsible for one hundred percent (100%) of all expenses, and will receive fifty percent (50%) of product or revenues after expenses.  The gold mine operation is in the development phase and no revenue or product has been realized from the operation.  As a result, the Company has classified expenditures incurred for the gold mine operations as research and development expense in the consolidated statement of operations.

Research and Development

Prior to December 31, 2008, the Company had expenditures related to potential ventures with third parties for the development of oil and gas opportunities not included in the Company’s existing asset base.  These were recorded as Development Programs as an Other Asset at December 31, 2008.  In 2009, the Company analyzed all of these potential programs and determined that based upon existing market conditions and the focus of the Company to diversify its energy operations, that the development programs would be abandoned.  Accordingly, the Company reclassified the previous development program expenditures as research and development expense in the accompanying consolidated financial statements.  Additionally, the Gold Mine Operating Agreement discussed previously has been classified as research and development expense.

Fair Value Measurements of Financial Instruments

We measure our financial assets and liabilities in accordance ASC 820 (SFAS No. 157), Fair Value Measurements and Disclosures.  For certain of our financial instruments, including cash, accounts receivable, due from related party, accounts payable, other current liabilities, due to related parties and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for other assets, notes payable, deferred other income and asset retirement obligations also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

Financial Assets and Liabilities

We currently measure and report the fair value liability for asset retirement obligations.  The fair value liability for asset retirement obligations has been recorded as determined by calculating the present value of estimated cash flows related to the liability.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Balance at December 31, 2009	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Asset Retirement Obligations	$532,046	$-	$-	$532,046
Total financial liabilities	$532,046	$-	$-	$532,046

The following reflects activity through December 31, 2009 of the fair value measurements using significant unobservable Level 3 inputs:

Balance at December 31, 2008	$509,155
Accretion of discounted liability	22,891
Ending balance at December 31, 2009	$532,046

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

Non-Financial Assets and Liabilities

The Company evaluated and determined that there were no non-financial assets and liabilities as of December 31, 2009 and 2008, respectively.

Stock-Based Compensation

The Company adopted ASC 718 (SFAS No. 123R), Compensation – Share Based Compensation, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense measured at fair value when we obtain employee services in stock-based payment transactions.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and accounts receivable for which the carrying amounts approximate fair value.  No amounts exceeded federally insured limits as of December 31, 2009 and 2008, respectively.  At certain times, our demand deposits held in banks may exceed the federally insured limits.  The Company has not experienced any losses related to these deposits.

Net Income (Loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10 (SFAS No. 128, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.  At December 31, 2009, there were options to purchase 8,800,000 shares of the Company’s common stock which may dilute future earnings per share.

Legal Costs and Contingencies

In the normal course of business, the Company incurs costs to hire and retain external legal counsel to advise it on regulatory, litigation and other matters.  The Company expenses these costs as the related services are received.

If a loss is considered probable and the amount can be reasonable estimated, the Company recognizes an expense for the estimated loss.  If the Company has the potential to recover a portion of the estimated loss from a third party, the Company makes a separate assessment of recoverability and reduces the estimated loss if recovery is also deemed probable.

Income Taxes

Income taxes are accounted for under the asset and liability method of ASC 740 (SFAS No. 109), “Income Taxes.  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

Effective January 1, 2007, the Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended December 31, 2009 and 2008, no adjustments were recognized for uncertain tax benefits. All years from 2006 through 2009 are still subject to audit.

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions.  Accordingly, the Company may incur additional tax expense based upon the outcomes of such matters.  In addition, when applicable, the Company will adjust tax expense to reflect the Company’s ongoing assessments of such matters which require judgment and can materially increase or decrease its effective rate as well as impact operating results.

The number of years with open tax audits varies depending on the tax jurisdiction.  The Company’s major taxing jurisdictions include the United States.

Impact of Recently Issued Accounting Standards

On December 31, 2008, the SEC adopted major revisions to its rules governing oil and gas company reporting requirements (“Modernization of Oil and Gas Reporting Requirements”). These include provisions that permit the use of new technologies to determine proved reserves and that allow companies to disclose their probable and possible reserves to investors. The current rules limit disclosure to only proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of the person primarily responsible for the preparation or audit of reserve estimates, and to file reports when a third party is relied upon to prepare or audit reserves estimates. The new rules also require that oil and gas reserves be reported and the full-cost ceiling value calculated using an average price based upon the prior 12-month period. The new oil and gas reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009, with early adoption not permitted.

On January 6, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2010-3 (ASU 2010-3), which aligns the oil and gas reserve estimation and disclosure requirements of Extractive Industries - Oil and Gas (Topic 932) with the oil and gas reporting requirements of the SEC revisions discussed above.

In April 2009, accounting guidance was released with respect to interim disclosures about fair value of financial instruments to require disclosures about the fair value of financial instruments for interim reporting periods, effective for reporting periods ending after June 15, 2009.  We have incorporated required disclosures in these consolidated financial statements with no effect on our financial position, results of operations or cash flows.

In May 2009, accounting guidance was issued regarding subsequent events, which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that should be made about such events or transactions. This accounting guidance is effective for reporting periods ending after June 15, 2009, and should not result in significant changes in subsequent events that an entity reports, either through recognition or disclosure, in financial statements.  Among other things, this guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We have incorporated required disclosures in these consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”:) issued ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities:, The FASB issued ASC 825 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.   ASC 825 was implemented for the Company’s fiscal year end December 31, 2008, and interim periods beginning January 1, 2008.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

In June 2009, FASB approved the Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company’s implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In the accompanying consolidated financial statements, the Company has provided reference to the both the old and new guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.   New references will use the term Accounting Standards Codification (“ASC”) followed by the relevant ASC section.

4.    OIL AND GAS PROPERTIES AND EQUIPMENT

Oil and Gas Properties and Equipment is comprised of the following:

	December 31,
	2009	2008
Oil and gas properties, successful efforts	$4,283,365	$4,283,364
Other property and equipment	1,776,905	1,744,067
Total	6,060,270	6,027,431
Less: Accumulated depreciation and depletion	2,287,199	2,015,528
Oil and Gas Properties and equipment, net	$3,773,071	$4,011,903

5.   DEBT

Lease Payable
	December 31,
	2009	2008
$21,238 computer equipment lease, bearing interest at 10% per annum	$-	$16,131

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

On April 16, 2001, the Company leased computer equipment under a 36-month lease that was accounted for as a capital lease in the amount of $21,238.  The lease was secured by the computer equipment and perfected by a UCC financing statement; however, the Company liquidated the equipment in 2006, with the lessor approval, and paid the resulting $5,107 of net proceeds to the lessor.  As a result, the remaining unpaid balance of principal had been $16,131 since March 31, 2006.  The payable was personally guaranteed by a former officer and director of the Company and the current Chief Executive Officer of the Company.  As of December 31, 2008, the Company had recorded a total of $25,029 in accrued interest for this payable in the accompanying Balance Sheet.

In November 2003, a settlement was negotiated with the lessor to forgive the outstanding principal and accrued interest on the lease payable once the transfer of 4,000 shares (100,000 shares prior to the one-for-twenty five reverse stock split) of the Company’s common stock personally held by the Company’s current Chief Executive Officer to the lessor occurs.  The Chief Executive Officer of the Company transferred these shares on September 15, 2003 but the lessor did not sign the settlement.

The Company researched the matter and believes that consideration was provided by the Company and accepted by the Lessor for the settlement and that no further consideration or action is required by the Company.  Additionally, under Delaware corporation law, statute of limitations for claims is three years and since the settlement was completed in November 2003, no further obligation of the Company is warranted.  Accordingly, during 2009 the $16,131 debt obligation and $25,029 of accrued interest have been written off to Other Income in the consolidated financial statements.

Notes Payable

	December 31,
	2009	2008
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6.75% per annum and due on January 25, 2010.	$23,684	$24,062
$124,487 Note, dated March 27, 2008, not formalized and not bearing interest	100,487	91,000
$10,000 Note, dated June 30, 2009, bearing interest at 18% per annum and due December 31, 2009.	10,000	-
	$134,171	$115,062
On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit is secured by a certificate of deposit held by the financial institution and bears simple interest per annum at a variable rate which was 3.25% as of December 31, 2009. As of December 31, 2009, the outstanding balance is $23,684 and is classified as a component of Note Payable in the accompanying consolidated financial statements.

On March 27, 2008, the Company purchased oilfield property and equipment for a price of $159,487.  The terms included a cash payment of $35,000 and a note payable for the balance of $124,487.  In 2008, the Company paid down $24,000 of principal and the balance is $100,487 as of December 31, 2009 and classified as a component of Note Payable in the accompanying consolidated financial statements.  As of December 31, 2009, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly when sufficient cash flow is available.

On June 30, 2009, the Company received $10,000 of proceeds from a short-term note from an unrelated third party.  The terms included interest at a rate of 18% per annum, a December 31, 2009 maturity date, and a late payment charge equal to 5% of the unpaid balance and interest at the lesser of a) 18% or b) as permitted by law.  As of December 31, 2009, the Company had accrued $900 of accrued interest related to the note payable and the note payable had not been repaid and was considered in default.  See Note 12 – Subsequent Events.
F-17-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

As of December 31, 2008, the Company had recorded $122,671 of accrued interest for previously issued convertible debentures.  All of the convertible debenture holders previously elected to convert all or a portion of the convertible debentures into common stock.  However, the conversion agreement did not include accrued interest that was specified in the convertible debenture.  The Company has researched the matter and believes that no further consideration is warranted for these conversions as a result of the executed conversion agreements.  Additionally, since the Company is subject to Delaware corporation law, the Delaware statute of limitations for claims is three years, and the last conversion was in 2005, no further obligation of the Company is warranted.  Accordingly, at December 31, 2009, the $122,671 of accrued interest has been written off to Other Income in the accompanying consolidated financial statements.

Notes Payable – Related Party

	December 31,
	2009	2008
$2,000,000 Promissory Note, dated June 15, 2004, bearing interest at 8% per annum and due on December 31, 2008	$-	$2,000,000
	$-	$2,000,000
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

On July 29, 2009, but effective June 30, 2009 (the “Effective Date”), the Note was converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  Additionally, the Note accrued interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.

The Company evaluated the conversion of the Note and the accrued interest in accordance with ASC 470-50-40 (Paragraph 20 of APB 26), “Debt — Modifications and Extinguishments — Derecognition” and recorded a $1,965,000 gain representing the difference between the reacquisition price and the net carrying amount of the extinguished debt and since the gain was from a transaction with a related party, the $1,965,000 was recorded to additional paid in capital as a component of Stockholders’ Equity.

As a result of the conversions discussed above, the Company will issue 10,000,000 shares of Stock and as of December 31, 2009, these have been recorded as issuable in the accompanying consolidated financial statements.

6.  ASSET RETIREMENT OBLIGATIONS

The Company records an asset retirement obligation (“ARO”) associated with the retirement of its proved oil and gas properties as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated proved properties asset. The ARO is recorded at fair value, excluding salvage values, and accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the Company’s credit-adjusted risk-free interest rate.
F-18-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

The following represents a reconciliation of the asset retirement obligations for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Asset retirement obligations at beginning of period	$509,155	$524,487
Revision to estimate and additions	-	(37,237)
Other adjustments	-	-
Liabilities settled during the period	-	-
Accretion of discounted liability	22,891	21,905
Asset retirement obligations at end of period	$532,046	$509,155

7.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 5,000,000 shares of preferred stock, at $0.0001 par value per share, of which none were issued and outstanding as of December 31, 2009 and 2008, respectively.

The Company is authorized to issue up to 500,000,000 shares of common stock, at $0.0001 par value per share, of which 39,266,071 and 20,360,349 shares were issued and outstanding at December 31, 2009 and 2008, respectively.  Additionally, the Company has 23,350,677 shares issuable at December 31. 2009 as discussed below.  In total, the Company has 62,616,748 shares outstanding and issuable at December 31, 2009.

The Company is authorized to issue up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining key participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  As of December 31, 2009, 9,800,000 stock options have been granted under the Plan and issued by the Company and 8,800,000 stock options are outstanding.

Preferred Stock:

Prior to June 30, 2009 (the “Effective Date”), the Company had 3,500,000 shares of Series A Preferred Stock outstanding and all of it was held by the Chief Executive Officer of the Company.   Under the terms of the designation, these Series A shares were not entitled to dividends and were convertible, at the option of the holder into three times as many common shares as Series A preferred stock that are held.  There were no liquidation rights or preferences to Series A preferred stock holders as compared to any other class of stock.  These shares were non-voting, however, the holders, as a class may elect two directors.

As of the Effective Date, the Chief Executive Officer elected to convert the preferred stock and the Company issued 10,500,000 shares of common stock.

Common Stock:

Effective April 1, 2009, the Company issued 50,000 shares of Stock to an unrelated third party for oil and gas related equipment.  The Stock was valued at $1,750 or $0.035 per share, the closing trading price of the Stock on April 1, 2009.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

Effective May 11, 2009, the Company received $50,000 of proceeds from the sale of 5,000,000 shares of Stock at $0.01 per share.  The $0.01 per share price was determined based upon a discount to the closing market price of $0.015 per share on the sale date of May 11, 2009.

Effective June 30, 2009, the Chief Executive Officer elected to convert 3,500,000 shares of $0.0001 par value preferred stock into 10,500,000 shares of common stock per the terms of the preferred stock (See Preferred Stock above).

Effective September 6, 2009, the Company received $10,005 from the sale of 333,500 shares of stock at $0.03 per share.  The $0.03 per share price was determined based upon a discount to the closing market price of $.0105 per share on the sale date of September 6, 2009.

Effective October 10, 2009, the Company received $20,000 from the sale of 1,000,000 shares of stock at $0.02 per share.  The $0.02 per share price was determined based upon a discount to the closing market price of $.07 per share on the sale date of October 1, 2009.

Effective October 6, 2009, the Company received $15,000 from the sale of 600,000 shares of stock at $0.025 per share.  The $0.025 per share price was determined based upon a discount to the closing market price of $.0105 per share on the sale date of October 6, 2009.

Effective October 8, 2009, the Company received $20,000 from the sale of 200,000 shares of stock at $0.10 per share.  The $0.10 per share price was the closing market price on October 8, 2009.

Effective October 13, 2009, the Company received $10,000 from the sale of 222,222 shares of stock at $0.045 per share.  The $0.045 per share price was determined based upon a discount to the closing price of $0.10 per share on the sale date of October 14, 2009.

Effective October 27, 2009, the Company received $15,000 from the exercise of 1,000,000 stock options by the President of Production Resources, Inc. (“PRI”), a wholly-owned subsidiary of the Company, at the exercise price of $0.015 per share.  The options were issued on May 11, 2009 and all 1,000,000 of the options were vested 100% upon the grant date of May 11, 2009.

As a result of the above, the Company has 39,266,071 outstanding shares at December 31, 2009.

Common Stock Issuable:

On June 30, 2009 (the “Effective Date”), the Company and certain of its wholly-owned subsidiaries eliminated certain debt obligations by converting them into common stock (“Stock”) of the Company.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

Bend Arch Petroleum, Inc. (“Bend Arch”), the Company’s wholly-owned subsidiary, had a $2,000,000 Note that was due and payable on December 31, 2009.  The Note was issued to Proco, a company controlled by the brother of the Company’s Chief Executive Officer and a director.  The purpose of the Note was to secure payment for oil and gas leases and wells located in Comanche and Eastland counties in the State of Texas sold to Bend Arch by Proco on June 15, 2004.  The Note replaced a $2,000,000 convertible debenture dated January 5, 2004. As of the Effective Date, the Note has been converted into 8,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares are recorded as issuable at December 31, 2009.  Additionally, the Note accrued interest at a rate of eight percent (8%) per annum and as of the Effective Date, accrued interest was $878,027.  An agreement was reached whereby Proco forgave $378,027 of the accrued interest and the remaining $500,000 has been converted into 2,000,000 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at December 31, 2009.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer for a salary of $120,000 annually and a $3,500 per month equipment rental agreement.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of the Effective Date, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the salary and equipment rental agreement and has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at December 31, 2009 (See Note 10 – Related Party Transactions).

As of the Effective Date, Bend Arch, the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $1,007,715 for previous advances and equipment rental charges at $4,500 per month.  This amount has been converted into 4,030,860 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at December 31, 2009 (See Note 10 – Related Party Transactions)

As of the Effective Date, the operator of the Company’s oil and gas properties was owed $1,736,219 for services as the operator of the Company’s oil and gas production activities.  The operator is Proco Operating Co. Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  This amount has been converted into 6,944,877 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock.  These shares have been recorded as issuable at December 31, 2009 (See Note 10 – Related party Transactions).

As a result of the above, the Company has 23,350,677 shares classified as issuable at December 31, 2009.

Subscription Receivable

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of December 31, 2009 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed (See Note 9 – Commitments and Contingencies).

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008
Stock Options:

On May 11, 2009, the Company granted 9,800,000 non-qualified stock options to employees and consultants under the Plan as described above.  Of the 9,800,000 stock options granted, 7,000,000 were issued to employees and 2,800,000 were issued to consultants.  All of the options were vested 100% upon the grant date of May 11, 2009.

The Company evaluated the stock options in accordance with ASC 718 (SFAS 123R), “Stock Compensation” and utilized the Black Scholes method to determine valuation.  As a result of our analysis, the total value for the stock option issuance on the grant date of May 11, 2009 was $146,986 and was recorded as $104,990 of compensation expense and $41,996 of consulting expense.

The Company used the following in the calculation:

Stock Price (grant date)	$0.015
Exercise Price	$0.015
Expected Term (between vesting period and term of stock options)	5.00
Volatility	348%
Annual Rate of Quarterly Dividends	0.00%
Risk Free Interest Rate (10 year T-bill rate)	3.17%

We have adopted the guidance of ASC 718-10-S99-1 for purposes of determining the expected term for stock options. Due to limited historical data to rely upon, we use the "simplified" method in developing an estimate of expected term for stock options per ASC 718-10-S99-1.

The following table summarizes activity related to options:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	-	$-
Granted	9,800,000	0.015
Exercised	(1,000,000)	0.015
Forfeited	____ -	__ -
Balance at December 31, 2009	8,800,000	$0.015

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

The terms of options to purchase our common stock are summarized below:

----------------------------Options Outstanding------------------------Options Exercisable------

Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$0.015	8,800,000	7.28 Years	$0.015	8,800,000	$0.015

Effective October 27, 2009, the Company received $15,000 from the exercise of 1,000,000 stock options by the President of PRI at the exercise price of $0.015 per share.  The options were issued on May 11, 2009 and all 1,000,000 of the options were vested 100% upon the grant date of May 11, 2009.

8.  INCOME TAXES

There was no income tax during the years ended December 31, 2009 and 2008 due to the Company’s net loss and valuation allowance position.

The Company’s tax expense differs from the “expected” tax expense (benefit) for the years ended December 31, 2009 and 2008 (computed by applying the Federal Corporate tax rate of 35% for 2009 and 2008 to loss before taxes), as follows:
	Years Ended December 31,
	2009	2008

Computed “expected” tax benefit	$(353,265)	$(751,993)
Stock based issuances	51,445	-
Valuation allowance	301,820	751,993
Net taxable benefit	$-	$-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$1,821,523	$1,548,597
Accrued compensation	32,375	64,750
Asset retirement obligations	8,012	7,666
Total deferred tax assets	1,861,910	1,621,013
Deferred tax liabilities:
Oil and gas properties	(11,493)	(78,332)
Net deferred tax asset	1,850,417	1,542,682
Valuation allowance	(1,850,417)	(1,542,682)
Net deferred taxes	$-	$-

In assessing the recognition of deferred tax assets, management estimates it is more likely than not that the Company will be in a net loss position for the year ended December 31, 2009, the Company’s fiscal year end.  As a result, the valuation allowance has been recorded for the entire amount of the net deferred tax asset.  Net operating loss carry-forwards aggregate approximately $5,204,352 and expire in years through 2030.

9.  COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to environmental and other matters.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company and certain of its wholly-owned subsidiaries are delinquent in the filing of franchise tax reports with the State of Texas and the State of Delaware and as a result, the Company and certain of its wholly-owned subsidiaries are not in good standing.  As a result, the Company and certain of its wholly-owned subsidiaries may face certain penalties and interest due to the delinquent status of the reports and not being in good standing.

As of the Effective Date, the Company had recorded approximately $262,000 of accounts payable from the predecessor company, Communicate Now.com, Inc.  Since these trade accounts payable have been outstanding for an extended period of time with no communication between the Company and any of the vendors, the Company commenced the process of eliminating the liabilities from its records.  Additionally, the Company determined additional accounts payable in the amount of approximately $54,000 were not valid and should be eliminated.  Additionally, since the Company is subject to Delaware corporation law and the statute of limitations for claims is three years, no further obligation of the Company is warranted.  Accordingly, the $316,000 of accounts payable has been written off to Other Income as of December 31, 2009 in the accompanying consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

As of the Effective Date, the Company had recorded $83,812 of unpaid federal payroll taxes and employee withholdings and related penalties and interest.  These unpaid federal taxes are entirely from CommunicateNow.com (Communicate”), the predecessor company.  The previous Chief Executive Officer of Communicate structured a settlement payment agreement with the Internal Revenue Service and has personally paid the balance of the obligation down to $12,091 as of December 31, 2009.  Accordingly, the Company has reduced the balance recorded to $12,091 and the difference of $71,721 has been recorded to Other Income in the accompanying consolidated financial statements at December 31, 2009.  Since the previous Chief Executive Officer is no longer affiliated with the Company in any way and is not a related party, the Company determined that this was not a capital transaction and should be recorded to Other Income.  The remaining balance of $12,091 is included as accrued payroll taxes and penalties in the Company’s accompanying consolidated financial statements because of potential federal tax liens against the Company until the balance is paid in full.

From May 2004 to March 2005, the Company issued 108,000 shares (2,700,000 shares prior to the one-for-twenty five reverse stock split) in exchange for a $27,000 subscription receivable.  The Company has determined that the subscription receivable is uncollectible and at December 31, 2009, the subscription receivable of $27,000 has been written off and charged to Other Expense in the accompanying consolidated financial statements.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of December 31, 2009 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these financial statements, no resolution of the matter has been completed.

10.  RELATED PARTY TRANSACTIONS

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer for a salary of $120,000 annually and a $3,500 per month equipment rental agreement.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of the Effective Date, the Company owed the Chief Executive Officer $593,735 for unpaid amounts under the agreement which has been converted into 2,374,940 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock (See Note 7 – Stockholders’ Equity).

As of the Effective Date, Bend Arch Petroleum, Inc. (“Bend Arch”), the Company’s wholly-owned subsidiary, owed the Chief Executive Officer $1,007,715 for previous advances and equipment rental charges at $4,500 per month.  This amount has been converted into 4,030,860 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock (See Note 7 – Stockholders’ Equity).  .

As of the Effective Date, we owed the operator of the Company’s oil and gas properties $1,736,219 for services as the operator of the Company’s oil and gas production activities.  The operator is Proco and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  This amount has been converted into 6,944,877 shares of Stock based upon a conversion price of $0.25 per share, a significant premium to the market price of the Stock (See Note 7 – Stockholders’ Equity).

The Company evaluated the conversion of each of the above due to related party balances and the accrued interest in accordance with ASC 470-50-40 (Paragraph 20 of APB 26) “Debt — Modifications and Extinguishments — Derecognition” and recorded an aggregate $2,623,408 gain representing the difference between the reacquisition price and the net carrying amount of the extinguished debt.  Since the gain was from transactions with related parties, the $2,623,408 was recorded to additional paid in capital as a component of Stockholders’ Equity.
F-25-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

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

The balance outstanding for Due to Related Parties at December 31, 2009 is as follows.

Due to Related Parties:
	Dec. 31,	Dec. 31,
	2009	2008
Due to Chief Executive Officer from advances and salary agreement with Company.	$93,150	$510,925
Due to Chief Executive Officer from advances and rental agreement with Bend Arch	131,060	894,103
Due to Chief Executive officer from advances to OAG	12,700	-
Due to President of OAG from advances and salary agreement with Company	49,544	260,000
Due to Operator of oil and gas properties	4,995	1,630,735
Total Due To Related Parties	$291,449	$3,295,763

As a result of the previously discussed conversion to Stock (See Note 5 – Debt), the balance of the Due to related parties was zero as of June 30, 2009.  For the period from July 1, 2009 to December 31, 2009, the following transactions occurred related to Due To Related Parties:

Under the July 1, 2003 salary and equipment rental agreement with the Chief Executive Officer, the Company accrued $60,000 for salary obligation, the Chief Executive Officer advanced $46,800 to the Company and the Company repaid $13,650 of the amount advanced to the Chief Executive Officer.  As of December 31, 2009, the amount outstanding is $93,150 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

Under the previous $4,500 per month equipment rental agreement between the Company and Bend Arch, Bend Arch accrued $27,000 per the agreement, the Chief Executive officer advanced $129,800 to Bend Arch and Bend Arch repaid $25,740 to the Chief Executive Officer.  As of December 31, 2009, the amount outstanding is $131,060 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

The Chief Executive Office advanced $12,700 to OAG and as of December 31, 2009, the amount is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

Under a salary agreement with the President of OAG, $32,500 was accrued for salary by OAG.  Additionally, the President advanced OAG $14,200 and OAG owed the President $2,844 for expenses paid on behalf of OAG.  As of December 31, 2009, the amount outstanding is $49,544 and is recorded as a component of Due to Related Parties in the accompanying consolidated financial statements.

The operator of the Company’s oil and gas properties was owed $4,995 by Bend Arch as of December 31, 2009 for services related to the Company’s oil and gas production activities.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  As of December 31, 2009, the amount is recorded as a component of Due to Related Party in the accompanying consolidated financial statements.
F-26-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

Since November 1, 2003, the Company and Proco have had an operating agreement for Proco to operate the Company’s oil and natural gas production activities.  The term of the operating agreement is equal to the term of the oil and gas leases held by the Company.  In general, Proco incurs costs which are billed to the Company and Proco markets and sells oil and natural gas and collects payments from customers.  Such payments are then remitted to the Company.  Proco has a First and preferred lien on the leasehold interests of the Company against any amounts due to Proco by the Company.

12.  SUBSEQUENT EVENTS

On March 30, 2010, the $10,000 note payable that was in default as of December 31, 2009 was repaid in full including accrued interest in the amount of $10,900 (See Note 5 – Debt).

Effective March 1, 2010, the Company executed a definitive agreement (the “Transaction”) with Emerald Bay Energy, Inc., a publicly traded Calgary based Energy Company and a private third party (together the “Purchasers”) for the purchase of its wholly owned subsidiary PRI.  The purchase price is $850,000 USD comprised of a combination of $425,000 USD value of Emerald Bay Energy (“EBY”) restricted stock and $425,000 USD cash from a private third party.  Additionally, the Company would retain a 1% overriding royalty on any oil or natural gas formation below 1,200 feet deep. The Transaction was subject to the final approval of the TSX Venture Exchange (“TSX”).

The $425,000.00 USD worth of EBY restricted common stock to be issued to the Company was set at $0.08 per share CDN based upon the exchange rate between Canadian and United States Dollars as of the date of Closing when the TSX gave final approval.  However, the Transaction specified that in the event that the EBY restricted stock amount to be issued resulted in ownership by the Company of ten percent (10%) or more of the outstanding shares of EBY, then the EBY Stock amount would be reduced to an amount of EBY shares which does not exceed 9.97% of the total outstanding common shares of EBY and the resulting shortfall in the $425,000 USD value of the EBY Stock amount of the purchase price would be paid to the Company in cash as consulting services fees under an eighteen (18) month consulting agreement.

Effective March 8, 2010, the TSX approved the Transaction and under the terms of the definitive agreement, 5.0 million shares of EBY restricted common stock were issued to the Company, along with an eighteen (18) month consulting agreement totaling 36,800 USD.  Additionally, the Company will also retain a 1% gross overriding royalty on any oil or natural gas formation below 1,200 feet.

Management evaluated all activity of the Company through May 15, 2010 (the issue date of the Company’s consolidated financial statements) and concluded no other subsequent events have occurred that would require recognition in the consolidated financial statements.

F-27-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

13.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following tables set forth a summary of the Company’s quarterly unaudited consolidated financial information for each of the four quarters ended December 31, 2009 and 2008:

2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues:
Oil sales, net	$292,817	$319,279	$264,908	$230,936

Operating Expenses
Compensation	63,067	62,493	183,732	57,078
Consulting	1,200	-	41,996	1,500
Depreciation, depletion and accretion	(91,056)	121,899	129,303	134,415
Rent	1,678	1,539	1,660	1,740
General and administrative	96,947	39,946	44.047	27,445
Production	269,384	330,544	300,444	290,656
Professional	95,043	10,078	42,323	29,290
Research and development	215,434	-	-	-
Taxes	17,884	24,769	12,536	30,057
Total Operating Expenses	669,581	591,268	756,041	572,181

Operating Loss	(376,765)	(271,989)	(491,133)	(341,245)

Other Income (Expense)
Other income (expense)	489,325	(28,096)	81,782	100
Interest expense	(1,627)	(939)	(42,830)	(42,161)
Payroll tax expense and penalties	-	-	-	(1,501)
Total Other Income (Expense)	487,698	(29,035)	38,952	(43,562)

Net Income (Loss)	$110,933	$(301,024)	$(452,181)	$(384,807)

Net Income (Loss) Per Share - Basic and Diluted	$0.00	$(0.01)	$(0.02)	$(0.02)

Weighted average Shares Outstanding	121,474,677	59,438,651	23,090,067	19,917,770

F-28-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

2008	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues:
Oil sales, net	$311,263	$539,132	$553,445	$438,219

Operating Expenses
Compensation	116,657	46,243	46,242	46,243
Depreciation, depletion and accretion	120,723	148,760	151,550	141,301
Rent	43,979	22,920	10,452	11,810
General and administrative	74,860	66,452	62,7757	55,631
Production	440,850	755,724	611,871	424,347
Professional	34,048	15,600	26,334	50,766
Taxes	16,312	13,508	37,731	24,345
Total Operating Expenses	847,428	1,069,208	946,954	754,442

Operating Loss	(536,165)	(530,076)	(393,509)	(316,223)

Other Income (Expense)
Other income (expense)	(198,819)	2,574	303	-
Interest expense	(43,049)	(42,903)	(42,345	(42,335
Payroll tax expense and penalties	(1,501)	(1,501)	(1,501)	(1,501)
Total Other Income (Expense)	(243,369)	(41,831)	(43,543)	(43,836)

Net Loss	$(779,534)	$(571,907)	$(437,052))	$(360,059)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.03)	$(0.02)	$(0.02)

Weighted average Shares Outstanding	20,360,389	20,360,389	23,363,356	20,363,386

F-29-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

SUPPLEMENTAL OIL AND GAS DATA (UNAUDITED)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with ASC 932 (SFAS No. 69), Extractive Activities - Oil and Gas.

Costs Incurred

A summary of costs incurred in oil and gas property acquisition, development, and exploration activities (both capitalized and charged to expense) for the year ended December 31, 2009 as follows:

Acquisition of proved properties	$-
Acquisition of unproved properties	$-
Development costs	$-
Exploration costs	$-

Results of Operations for Oil and Gas Producing Activities

The following table presents the results of operations for the Company’s oil and gas producing activities for the year ended December 31, 2009:

Revenues, net of royalties	$1,107,940
Production costs	(1,191,029)
Depletion, depreciation, and valuation provisions	(294,561)
Exploration costs	--
(377,650)
Income tax expense	-
Results of operations for producing activities (excluding corporate overhead and interest costs)	$(377,650)

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

F-30-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

	Oil		Gas
	(MBBL)		(BCF)
Proved reserves as of December 31,	2009	2008	2009	2008

Beginning of period	7.728	6.934	40.522	1.575
Production	(0.014)	(0.012)	(0.073)	(0.089)
Revisions of previous estimates	(0.068)	0.806	(14.912)	39.036
End of period	7.646	7.728	25.537	40.522
Standardized Measure of Discounted Future Net Cash Flow and Changes Therein Relating to Proved Oil and Gas Reserves

The following information is based on the Company’s best estimate of the required data for the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2009 and 2008 in accordance with ASC 932, which requires the use of a 10% discount rate. This information is not the fair market value, nor does it represent the expected present value of future cash flows of the Company’s proved oil and gas reserves.

	December 31,
	2009	2008
Future cash inflows	$522,138,946	$576,028,283
Future production costs (1)	(60,354,482)	(83,582,682)
Future development costs	(13,500,000)	(13,500,000
Future income tax expenses	(156,899,562)	(167,630,960)
Future net cash flows	291,384,902	311,314,641
10% annual discount for estimated timing of cash flows	(196,254,662)	(215,734,906)
Standardized measure of discounted future net cash flows at the end of the year	$95,130,240	$95,579,735

(1)	Production costs include oil and gas operations expense, production ad valorem taxes, transportation costs and general and administrative expense supporting the Company’s oil and gas operations.

F-31-

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Years ended December 31, 2009 and 2008

See the following table for average prices utilized for the disclosed amounts above.

December 31, 2009
Average crude oil price per Bbl	$56.79
Average natural gas price per Mcf	$3.64

Future production and development costs, which include dismantlement and restoration expense, are computed by estimating the expenditures to be incurred in developing and producing the Company’s proved crude oil and natural gas reserves at the end of the year, based on average costs for 2009 and year-end costs for 2008, and assuming continuation of existing economic conditions.

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

	Year ended December 31, 2009	Year ended December 31, 2008
Standardized measure of discounted future net cash flows at the beginning of the year	$95,579,735	$95,656,560
Revisions of previous quantity estimates	(57,685,119)	258,843,160
Changes in estimated future development costs	23,228,200	(63,986,392)
Net changes in prices and production costs	65,834,244	(143,217,588)
Accretion of discount	19,480,244	173,403
Sales of oil and gas produced, net of production costs	(83,089)	(423,397)
Net change in income taxes	(51,223,975)	(51,466,011)
Standardized measure of discounted future net cash flows-end of the year	$95,130,240	$95,579,735

F-32-