Form 10-Q
period 2010-03-31
AMERICAN ENERGY PRODUCTION INC
filed 2010-06-28
CIK 1111391

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

As of June 25, 2010, the registrant had 62,616,748 common shares outstanding and issuable of its $0.0001 par value common stock, including 23,350,677 classified as issuable.

American Energy Production, Inc. and Subsidiaries
Form 10-Q Index
March 31, 2010

Page
Part I-Financial Information	3

Item 1. Financial Statements	3

Consolidated Balance Sheets at March 31, 2010 (Unaudited) and
December 31, 2009	3

Consolidated Statements of Operations for the Three Months
Ended March 31, 2010 and 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months
Ended March 31, 2010 and 2009 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	18

Item 4T. Controls and Procedures	22

Part II-Other Information

Item 6. Exhibits	24

Signatures	25

PART I
FINANCIAL INFORMATION
Item 1-Consolidated Financial Statements (Unaudited)

American Energy Production, Inc. and Subsidiaries
Consolidated Balance Sheets

ASSETS
	3/31/2010	12/31/2009
	(Unaudited)
Current Assets
Cash	$24,053	$47,284
Accounts receivable	-	32,523
Other receivable	36,800	-
Due from related party	37,755	-
Trading securities	66,015	-
Available-for-sale marketable equity securities	318,864	-
Total Current Assets	483,487	79,807

Oil and Gas Properties and Equipment, net	3,390,803	3,773,071

Total Assets	$3,874,290	$3,852,878

LIABILITIES
Current Liabilities
Accounts payable	$94,964	$109,542
Bank account deficit	-	682
Other current liabilities	3,549	12,481
Due to related parties	308,146	291,449
Notes payable	75,487	134,171
Accrued interest payable	-	900
Accrued payroll taxes and penalties	11,495	12,148
Total Current Liabilities	493,641	561,373

Long-Term Liabilities
Asset retirement obligations	151,660	532,046
Total Long-Term Liabilities	151,660	532,046

Total Liabilities	$645,301	$1,093,419

Commitments and Contingencies (Note 11)

STOCKHOLDERS' EQUITY
Convertible preferred stock, Series A, $0.0001 par value,
5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.0001 par value, 500,000,000 shares authorized,
39,266,071 shares outstanding, respectively	3,927	3,927
Common stock issuable, $0.0001 par value, 23,350,677 shares
issuable and outstanding, respectively	2,335	2,335
Additional paid in capital	30,856,699	30,860,716
Accumulated deficit	(26,689,636)	(27,232,519)
Accumulated other comprehensive loss	(69,336)	-
	4,103,989	3,634,459
Less: Subscription Receivable	(875,000)	(875,000)
Total Stockholders' Equity	3,228,989	2,759,459

Total Liabilities and Stockholders' Equity	$3,874,290	$3,852,878

See accompanying notes to unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Oil and natural gas sales, net	$254,286	$230,936

Operating Expenses
Compensation	62,493	57,078
Consulting	20,965	1,500
Depreciation, depletion and accretion	84,821	134,415
Rent	1,000	1,740
General and administrative	29,312	27,445
Production	272,367	290,656
Professional	33,401	29,290
Research and development	5,997	-
Business taxes	23,903	30,057
Total Operating Expenses	534,259	572,181

Operating Loss	(279,973)	(341,245)

Other Income (Expense)
Other income	664	100
Interest expense	(639)	(42,161)
Payroll tax expense and penalties	-	(1,501)
Realized loss on trading securities	(4,109)	-
Unrealized gain on trading securities	33	-
Gain on sale of subsidiary	826,907	-
Total Other Income (Expense)	822,856	(43,562)

Net Income (Loss)	$542,883	$(384,807)

Comprehensive Income (Loss)
Unrealized loss on available for sale securities - net	(69,336)	-

Total Comprehensive Income (Loss)	$473,547	$(384,807)

Basic and Diluted earnings per share:
Net income (loss) - basic and diluted earnings per share	$542,883	$(384,807)

Weighted average shares outstanding:
Weighted average shares for basic earnings per share	62,616,748	20,360,389
Effect of dilutive stock options	6,682,446	-
Weighted average shares for dilutive earnings per share	69,299,194	20,360,389

Earnings Per Share:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$542,883	$(384,807)
Adjustments to reconcile net income (net loss) to net cash used in operating activities:
Depreciation expense	64,075	109,798
Depletion expense	16,198	18,894
Accretion expense	4,548	5,723
Realized loss on trading securities	4,109	-
Unrealized gain on trading securities	(33)	-
Gain on sale of subsidiary	(826,907)	-
Changes in operating assets and liabilities:
Accounts receivable	(12,082)	(19,369)
Other current assets	-	145
Trading securities	(137,219)	-
Other assets	-	(536)
Accounts payable	(14,578)	20,853
Bank account deficit	(682)	-
Other current liabilities	(8,265)	492
Due from related party	(37,755)	-
Due to related party	16,697	187,473
Accrued interest payable	(900)	41,569
Accrued payroll taxes payable	1,129	153
Net Cash Used In Operating Activities	(388,782)	(19,612)

Cash Flows From Investing Activities:
Investment in oil and gas properties and equipment	(56,279)	-
Cash proceeds from sale of subsidiary, net of cash sold	413,386	-
Sale of trading securities	67,128	-
Increase in development program costs	-	(6,037)
Net Cash Provided By (Used In) Investing Activities	424,235	(6,037)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	1,500
Repayment of notes payable	(58,684)	(1,214)
Net Cash (Used In ) Provided By Financing Activities	(58,684)	286

Net Decrease in Cash	(23,231)	(25,363)
Cash at Beginning of Period	47,284	88,937
Cash at End of Period	$24,053	$63,574

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Cash interest paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Unrealized loss on available-for-sale securities	$69,336	$-
Sale of Production Resources, Inc.:
Net assets disposed from sale, net of cash sold	$23,093	$-
Other receivable received from sale	$36,800	$-
See accompanying notes to unaudited consolidated financial statements

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

1.           BASIS AND PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q of Regulation S-K.  They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements at December 31, 2009 included in the Company's Form 10-K (“2009 10-K”) filed with the Securities and Exchange Commission (“SEC”) on May 14, 2010. The interim unaudited consolidated financial statements should be read in conjunction with those consolidated financial statements included in the 2009 10-K.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.  HISTORY AND NATURE OF OPERATIONS

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

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

3.  GOING CONCERN

As reflected in the accompanying unaudited consolidated financial statements, the Company had net income of $542,883 for the three months ended March 31, 2010 as compared to a net loss of $384,807 for the three months ended March 31, 2009.  However, the Company had an operating loss and the 2010 net income included a one-time $826,907 non-cash gain from the sale of Production Resources, Inc., a former wholly-owned subsidiary.  Without this one-time gain, the Company would have had a net loss of $284,024.  Additionally, at March 31, 2010, the Company has minimal cash and has a negative working capital balance of $10,154, which could have a material impact on the Company’s consolidated financial condition and operations. The ability of the Company to continue as a going concern is dependent on its ability to raise capital and generate sufficient revenues and cash flow from its business plan as an oil and gas operating company.  The unaudited consolidated financial statements included in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes it will have several options available to obtain financing from third parties in order to carry out the business plan of the Company.  However, as of the date of these unaudited consolidated financial statements, no agreement with any parties has been structured to provide the required funding.

The time required for us to become profitable is highly uncertain, and we cannot assure you that we will achieve or sustain profitability or generate sufficient cash flow from operations to meet our planned capital expenditures and working capital requirements. If required, our ability to obtain additional financing from other sources also depends on many factors beyond our control, including the state of the capital markets and the prospects for our business. The necessary additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the general accounts of American Energy and its wholly-owned subsidiaries as of March 31, 2010 and all significant intercompany transactions, accounts and balances have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable result from the sale of the Company’s products and is reported at net of any allowance for doubtful accounts.  The Company estimates its allowance for doubtful accounts based on a specific identification basis and additional allowances as needed based upon historical collections experience.  Payment is due upon delivery of the product, unless other arrangements are made.  Management reviews the customer accounts on a routine basis to determine if an account should be charged off.  Payments from oil and natural gas sales are remitted by customers, to the operator, who is a related party and the operator then remits these payments to the Company. (See Note 12 – Related Party Transactions).

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Investments

The Company invests in various marketable equity instruments and accounts for such investments in accordance with ASC 320 “Investments – Debt and Equity Securities”.

Certain securities that the Company may invest in may be determined to be non-marketable.  Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC topic 323-10 “Investments - Equity Method and Joint Ventures”.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities that the Company may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings.  Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information.  GAAP requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.  The Company recorded no impairment charges for securities during the three months ended March 31, 2010.

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

The Company’s oil and gas rigs are depreciated over its estimated useful life of ten years, using the straight line method.  Vehicles are depreciated over their estimated useful life of three years, using the straight line method.  Repairs and maintenance are expensed in the year incurred, while renewals and betterments are generally capitalized.  Expenditures less than $1,000, including contract labor, are expensed to operations in the year incurred.

Accounting for the Impairment of Long-Lived Assets

We account for the impairment of long-lived assets in accordance ASC 360-10 “Property, Plant and Equipment”, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable.   Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate.   If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410“Asset Retirement and Environmental Obligations”.  The asset retirement obligations represent the estimated present value of the amounts expected to be incurred to plug, abandon, and remediate the producing properties at the end of their productive lives, in accordance with state laws, as well as the estimated costs associated with the reclamation of the surrounding property. The Company determines the asset retirement obligations by calculating the present value of estimated cash flows related to the liability. The asset retirement obligations are recorded as a liability at the estimated present value as at the asset’s inception, with an offsetting increase to the producing properties asset. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value and is classified as an expense in the consolidated statement of operations. The discount rate utilized by the Company is 4.5% with a range of ten to twenty year estimated life for the properties.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
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

Revenue Recognition

The Company sells crude oil and natural gas under short-term agreements at prevailing market prices and revenue is recognized at the point of sale, that is, when the crude oil and natural gas is extracted from the tanks.  Generally, this is at the point where the customer has taken title and has assumed the risks and rewards of ownership, the sales price is fixed or determinable and collectability is reasonable assured.

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

Fair Value Measurements of Financial Instruments

We measure our financial assets and liabilities in accordance ASC 820 “Fair Value Measurements and Disclosures”.  For certain of our financial instruments, including cash, accounts receivable, due from related party, accounts payable, other current liabilities, due to related parties and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for other assets, notes payable, deferred other income and asset retirement obligations also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

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

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Financial Assets and Liabilities

We currently measure and report the fair value liability for asset retirement obligations.  The fair value liability for asset retirement obligations has been recorded as determined by calculating the present value of estimated cash flows related to the liability.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Balance at March 31, 2010	Quoted priced in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
		(Level 1)	(Level 2)	(Level 3)
Assets:
Trading Securities	$66,015	$66,015	$-	$-
Available-for-sale marketable equity securities	318,864	318,864	-	-
Total Financial Assets	$384,879	$384,879	$-	$-

Liabilities:
Asset Retirement Obligations	$151,660	$-	$-	$151,660
Total Financial Liabilities	$151,660	$-	$-	$151,660

The following reflects activity through March 31, 2010 of the fair value measurements using significant unobservable Level 3 inputs:

Balance at December 31, 2009	$532,046
Accretion of discounted liability	4,548
Retirement of liability from sale of PRI	(384,934)
Ending balance at March 31, 2010	$151,660

Non-Financial Assets and Liabilities

The Company evaluated and determined that there were no non-financial assets and liabilities as of March 31, 2010.

Stock-Based Compensation

The Company adopted ASC 718 “Compensation – Share Based Compensation”, as of January 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense measured at fair value when we obtain employee services in stock-based payment transactions.

Concentration of Risk

Our financial instruments that are potentially exposed to credit risk consist primarily of cash and accounts receivable for which the carrying amounts approximate fair value.  No amounts exceeded federally insured limits as of March 31, 2010.  At certain times, our demand deposits held in banks may exceed the federally insured limits.  The Company has not experienced any losses related to these deposits.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

Net Income (Loss) per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260-10 “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

At March 31, 2010, there were options to purchase 8,800,000 shares of the Company’s common stock at an exercise price of $0.015 per share.  The effect of options  to purchase the Company’s common stock on  diluted  EPS is determined  through  the  application  of the  treasury  stock  method,  whereby proceeds received by the Company based on assumed  exercises are  hypothetically used to repurchase the Company's common stock

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as currently reported by the Company adjusted for other comprehensive items.  Other comprehensive items for the Company consists of an unrealized loss related to the Company's equity securities accounted for as available-for-sale with changes in fair value recorded through stockholders’ equity.

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

Income Taxes

Income taxes are accounted for under the asset and liability method of ASC 740 “Income Taxes”.  Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 2007, the Company adopted provisions of ASC 740, Sections 25 through 60 “Accounting for Uncertainty in Income Taxes".  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended December 31, 2009 and 2008, no adjustments were recognized for uncertain tax benefits. All years from 2006 through 2009 are still subject to audit.

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

Impact of Recently Issued Accounting Standards

In September 2009, the FASB has published ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this Update is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-01 “Equity (Topic 505) - Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force,” as codified in ASC 505. ASU No. 2010-01 clarifies the treatment of certain distributions to shareholders that have both stock and cash components. The stock portion of such distributions is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB has published ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): - Improving Disclosures about Fair Value Measurements”. ASU No. 2010-06 clarifies improve disclosure requirement related to fair value measurements and disclosures – Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about purchase, sales, issuances, and settlement in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In February 2010, the FASB issued ASU 2010-09 which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of this guidance on January 1, 2010 did not have a material effect on the Company’s consolidated financial statements.

5.  SALE OF SUBSIDIARY

Effective March 1, 2010, the Company executed a definitive agreement (the “Transaction”) with Emerald Bay Energy, Inc., a publicly traded Calgary based Energy Company and a private third party (together the “Purchasers”) for the sale of its wholly owned subsidiary Production Resources, Inc. (“PRI”).  The sale price is $850,000 USD comprised of a combination of $425,000 USD value of Emerald Bay Energy (“EBY”) restricted stock and $425,000 USD cash from a private third party.  Additionally, the Company would retain a 1% overriding royalty on any oil or natural gas formation below 1,200 feet deep. The Transaction was subject to the final approval of the TSX Venture Exchange (“TSX”).

The $425,000 USD worth of EBY restricted common stock to be issued to the Company was set at $0.08 per share CDN based upon the exchange rate between Canadian and United States Dollars as of the date of Closing when the TSX gave final approval.  However, the Transaction specified that in the event that the EBY restricted stock amount to be issued resulted in ownership by the Company of ten percent (10%) or more of the outstanding shares of EBY, then the EBY Stock amount would be reduced to an amount of EBY shares which does not exceed 9.97% of the total outstanding common shares of EBY and the resulting shortfall in the $425,000 USD value of the EBY Stock amount of the purchase price would be paid to the Company in cash as consulting services fees under an eighteen (18) month consulting agreement.

Effective March 8, 2010, the TSX approved the Transaction and under the terms of the definitive agreement, 5.0 million shares of EBY restricted common stock were issued to the Company with a transaction date value of $388,200, along with $425,000 USD cash and an eighteen (18) month consulting agreement totaling $36,800 USD for a total sales price of $850,000 USD.  Additionally, the Company will also retain a 1% gross overriding royalty on any oil or natural gas formation below 1,200 feet.  The $36,800 USD consulting agreement has been treated in substance as a part of the sale of PRI and a receivable for the entire consulting agreement has been recorded as of the transaction date.

As a result of the Transaction, the Company has recorded a gain on sale of subsidiary in the amount of $826,907 which is classified as a component of other income (expense) in the accompanying unaudited consolidated financial statements.  If in the future the Company receives royalty payments on formations below 1,200 feet, the Company will classify the payments as a component of other income (expense).

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The $826,907 gain on the sale of subsidiary is comprised of the following:

Assets sold (includes $11,614 of cash)	$(414,493)
Liabilities sold	391,400
Consideration received	850,000
Gain on sale of subsidiary	$826,907

Unaudited pro forma financial information has been prepared as if the Transaction had occurred at the beginning of the periods presented.  The pro forma data presented is based on numerous assumptions and is not necessarily indicative of future results of operations.

	(Unaudited)
	Three Months Ended
	March 31,
	2010	2009
Revenues	$152,157	$145,976
Net Loss	$(279,511)	$(335,115)
Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.02)

6.	INVESTMENTS

The following represents information about available-for sales securities held with loss positions as of March 31, 2010:

Securities in loss positions less than 12 months:	Cost	Aggregate Unrealized losses	Aggregate Fair Value
Equity securities	$388,200	$69,336	$318,864

As a result of the sale of PRI discussed previously under Note 5 – Sale of Subsidiary, the Company received 5,000,000 shares of EBY restricted common stock with a cost basis of $388,200 on March 31, 2010.  The EBY closing stock price on March 31, 2010 was $0.065 CDN per share and with an exchange rate of .98112, the valuation was $318,864 USD for the 5,000,000 shares owned by the Company.  In accordance with ASC 320 “Investments – Debt and Equity Securities”, the Company has valued the investment at $318,864 which is classified as available for sale equity securities in the accompanying unaudited consolidated financial statements at March 31, 2010.  As a result of the valuation, the Company recorded a $69,336 unrealized loss on available for sale equity securities in the stockholders’ equity section of the unaudited consolidated financial statements as of March 31, 2010.

Using the cash proceeds received from the sale of PRI, the Company opened up a brokerage account in March 2010 and purchased certain equity securities with the principal intent of selling them in the near future.  In accordance with ASC 320, the Company evaluated the investment securities and determined that they meet the criteria to be classified as trading securities.  The original cost basis of these investments was $71,237 and subsequently, the Company sold these equity securities for $67,128 resulting in a $4,109 realized loss.  The Company then utilized the proceeds and purchased $65,982 of new securities and the difference of $1,146 was transferred to a money market account.  As of March 31, 2010, the Company has classified the $1,146 in the money market account as cash in the accompanying unaudited consolidated financial statements.  As of March 31, 2010, the $65,982 cost basis of the equity securities owned by the Company had a market value of $66,015 and is classified as trading securities, a component of current assets in the accompanying unaudited consolidated financial statements.   Additionally, $33 representing the difference between the market value at March 31, 2010 of $66,015 and the historical cost of $65,982 represents an unrealized gain on trading securities. In accordance with ASC 320, gains and losses on trading securities are included in current income and the Company has classified the realized loss on trading securities of $4,109 and unrealized gain of $33 as components of other income (expense) in the accompanying unaudited consolidated financial statements.

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

7.	OIL AND GAS PROPERTIES AND EQUIPMENT

Oil and gas properties and equipment is comprised of the following:

	Mar. 31,	Dec. 31,
	2010	2009
Oil and gas properties, successful efforts method	$3,245,199	$4,283,365
Other property and equipment	1,804,746	1,776,905
	5,049,945	6,060,270
Less: Accumulated depreciation and depletion	1,659,142	2,287,199
Oil and gas properties and equipment, net	$3,390,803	$3,773,071

8.  DEBT

Notes Payable
	Mar. 31,	Dec. 31,
	2010	2009
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6.75% per annum and due on January 25, 2010.	$-	$23,684
$124,487 Note, dated March 27, 2008, not formalized and not bearing interest	75,487	100,487
$10,000 Note, dated June 30, 2009, bearing interest at 18% per annum and due December 31, 2009.	-	10,000
	$75,487	$134,171

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit was secured by a certificate of deposit held by the financial institution and was bearing simple interest per annum at a variable rate which was 3.25% as of December 31, 2009. In January 2010, the Company paid the outstanding balance in full and is no longer outstanding as of March 31, 2010.

On March 27, 2008, the Company purchased oilfield property and equipment for a price of $159,487.  The terms included a cash payment of $35,000 and a note payable for the balance of $124,487.  In 2008, the Company paid down $24,000 of principal and the balance was $100,487 as of December 31, 2009.  In January 2010, the Company paid down $25,000 of principal and the balance is $75,487 as of March 31, 2010 and classified as a component of Note Payable in the accompanying unaudited consolidated financial statements.  As of March 31, 2010, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly when sufficient cash flow is available.

On June 30, 2009, the Company received $10,000 of proceeds from a short-term note from an unrelated third party.  The terms included interest at a rate of 18% per annum, a December 31, 2009 maturity date, and a late payment charge equal to 5% of the unpaid balance and interest at the lesser of a) 18% or b) as permitted by law.  As of December 31, 2009, the Company had accrued $900 of accrued interest related to the note payable and the note payable had not been repaid and was considered in default.  In March 2010, the Company repaid the entire principal balance of $10,000 and accrued interest of $900 and the short-term note is no longer outstanding as of March 31, 2010.

9.  ASSET RETIREMENT OBLIGATIONS

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

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

The following represents a reconciliation of the asset retirement obligations for the three months ended March 31, 2010:

Asset retirement obligations at December 31, 2009	$532,046
Retirement of liability for sale of PRI	(384,934)
Accretion of discount	4,548
Asset retirement obligation at end of period	$151,660

10.  STOCKHOLDERS’ EQUITY

Capital Structure

The Company is authorized to issue up to 5,000,000 shares of preferred stock, at $0.0001 par value per share, of which none were issued and outstanding as of March 31, 2010.

The Company is authorized to issue up to 500,000,000 shares of common stock, at $0.0001 par value per share, of which 39,266,071 shares were issued and outstanding at March 31, 2010.  Additionally, the Company has 23,350,677 shares issuable at March 31, 2010.  In total, the Company has 62,616,748 shares outstanding and issuable at March 31, 2010.

The Company is authorized to issue up to 10,000,000 shares of common stock under the 2008 Non-Qualified Stock Option Plan (the “Plan”).  The Plan is to assist the Company in securing and retaining key participants of outstanding ability by making it possible to offer them an increased incentive to join or continue in the service of the Company and to increase their efforts for its welfare through participation in the ownership and growth of the Company.  As of March 31, 2010, 9,800,000 stock options have been granted under the Plan and issued by the Company and 8,800,000 stock options are outstanding.

There were no changes in the preferred stock, common stock, common stock issuable and subscription receivable outstanding balances during the three months ended March 31, 2010.

Stock Options:

There was no activity for stock options during the three month period ending March 31, 2010 and the terms of options to purchase our common stock are summarized below:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$0.015	8,800,000	9.11 Years	$0.015	8,800,000	$0.015

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

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

As of December 31, 2009, the Company had recorded $12,191 of unpaid federal payroll taxes and employee withholdings and related penalties and interest.  These unpaid federal taxes are entirely from CommunicateNow.com (Communicate”), the predecessor company.  The previous Chief Executive Officer of Communicate structured a settlement payment agreement with the Internal Revenue Service and has personally paid the balance of the obligation.  As of March 31, 2010, the balance has been paid down to $11,495 and the difference of $596 has been recorded to Other Income in the accompanying unaudited consolidated financial statements at March 31, 2010.  Since the previous Chief Executive Officer is no longer affiliated with the Company in any way and is not a related party, the Company determined that this was not a capital transaction and should be recorded to Other Income.  The remaining balance of $11,495 is included as accrued payroll taxes and penalties in the Company’s accompanying unaudited consolidated financial statements because of potential federal tax liens against the Company until the balance is paid in full.

In December 2005 and January 2006, the Company determined that certain issuances of common stock had not been properly disclosed in reports made by the Company’s transfer agent. The Company discussed these items with the transfer agent and the transactions have been reconciled and recorded properly in the Company records. However, the Company believes that two of these transactions, an unauthorized issuance by the transfer agent of 600,000 shares (15,000,000 shares prior to the one-for-twenty five reverse stock split) and an additional unauthorized issuance of 100,000 shares (2,500,000 shares prior to the one-for-twenty five reverse stock split), should be reimbursed to the Company by either the third party who received the shares or the transfer agent. The Company has recorded the fair market valuation of the two transactions in the amount of $875,000 as a subscription receivable as of March 31, 2010 and is in discussions with both the third party and the transfer agent to resolve the issue. As of the date of these unaudited consolidated financial statements, no resolution of the matter has been completed.

12.  RELATED PARTY TRANSACTIONS

We currently do not have a lease and we are not paying rent on our space. It is being provided to the Company by the Chief Executive Officer free of charge.  The value of such office is considered de minimus.

The balance outstanding for Due from Related Party is as follows:

Due from Related Party:
	Mar. 31,	Dec. 31,
	2010	2009
Due from Operator of oil and gas properties	$37,755	$-
Total Due From Related Party	$37,755	$-

The Company was owed by the operator of its oil and gas properties $37,755 as of March 31, 2010 for services related to the Company’s oil and gas production activities.  The operator is Proco Operating Co., Inc. (“Proco”) and is a related party as Proco is controlled by the brother of the Company’s Chief Executive Officer.  As of March 31, 2010, the amount is recorded as a component of Due from Related Party in the accompanying unaudited consolidated financial statements.

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

The balance outstanding for Due to Related Parties  is as follows.

Due to Related Parties:
	Mar. 31,	Dec. 31,
	2010	2009
Due to CEO for advances and salary agreement with Company	$96,130	$93,150
Due to CEO for advances and rental agreement with subsidiary Bend Arch	137,060	131,060
Due to CEO for advances to subsidiary OAG	12,700	12,700
Due to President of subsidiary OAG for advances and salary agreement with Company	62,256	46,700
Due to Operator of oil and gas properties	-	4,995
Total Due To Related Parties	$308,146	$288,605

American Energy Production, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

For the period from January 1, 2010 to March 31, 2010, the following transactions occurred related to Due To Related Parties:

Effective July 1, 2003, the Company entered into a salary and equipment rental agreement with its Chief Executive Officer for a salary of $120,000 annually and a $3,500 per month equipment rental agreement.  As of January 1, 2005, the $3,500 per month equipment rental agreement with the Chief Executive Officer was terminated. As of December 31, 2009, the Company owed the Chief Executive Officer $93,150 for unpaid amounts under the agreement.  For the three month period ending March 31, 2010, the Company accrued $30,000 for salary obligation, the Chief Executive Officer advanced $8,065 to the Company and the Company repaid $35,085 of the amount advanced to the Chief Executive Officer.  As of March 31, 2010, the amount outstanding is $96,130 and is recorded as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

Under the previous $4,500 per month equipment rental agreement between the Company and Bend Arch, Bend Arch owed the Chief Executive Officer $131,060 as of December 31, 2009.  For the three month period ending March 31, 2010, Bend Arch accrued $13,500 per the agreement, the Chief Executive Officer advanced $15,700 to Bend Arch and Bend Arch repaid $23,200 to the Chief Executive Officer.  As of March 31, 2010, the amount outstanding is $137,060 and is recorded as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

Effective January 1, 2005, Oil America Group, Inc. (“OAG”) entered into a salary agreement with its President for a salary of 65,000 annually.  As of December 31, 2009, the OAG owed the President $49,544 comprised of $32,500 of accrued salary, $14,200 for advances made by the President to OAG $2,844 for expenses the President paid on behalf of OAG.  For the three month period ending March 31, 2010, OAG accrued $16,250 for salary due to the President and repaid the President $5,000 for previous advances.  Additionally, the President sold OAG a vehicle for a purchase price of $2,500 and OAG paid the President $2,000 of the purchase price with the remaining $500 accrued as of March 31, 2010.  As a result of the transactions discussed above, OAG owes the President $62,256 as of March 31, 2010 and this amount is recorded as a component of Due to Related Parties in the accompanying unaudited consolidated financial statements.

13.  SUBSEQUENT EVENTS

Management evaluated all activity of the Company through the issue date of the Company’s unaudited consolidated financial statements and concluded no subsequent events have occurred that would require recognition in the unaudited consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following analysis of our financial condition and results of operations contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this Quarterly Report, as well as the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and schedules thereto included in our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on May 14, 2010.

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

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Oil and natural gas sales, net	$254,286	$230,936

Operating Expenses
Compensation	62,493	57,078
Consulting	20,965	1,500
Depreciation, depletion and accretion	84,821	134,415
Rent	1,000	1,740
General and administrative	29,312	27,445
Production	272,367	290,656
Professional	33,401	29,290
Research and development	5,997
Business taxes	23,903	30,057
Total Operating Expenses	534,259	572,181

Operating Loss	(279,973)	(341,245)

Other Income (Expense)
Other income	664	100
Interest expense	(639)	(42,161)
Payroll tax expense and penalties	-	(1,501)
Loss on trading securities	(4,076)	-
Gain on sale of subsidiary	826,907	-
Total Other Income (Expense)	822,856	(43,562)

Net Income (Loss)	$542,883	$(384,807)

Comprehensive Income (Loss)
Unrealized loss on available for sale securities - net	(69,336)	-

Total Comprehensive Income (Loss)	$473,547	$(384,807)

Comparison of the Three Months ended March 31, 2010 with the three months ended March 31, 2009.

Revenues:

Revenues increased $23,350 or approximately 10%, to $254,286 for 2010 from $230,936 for 2009.  Revenues for 2010 were comprised of $176,279 of oil sales (2,509 barrels of oil at an average price of $70.26 per barrel) and $77,906 of natural gas sales (19,136 MCF at an average price of $4.07 per MCF) and royalties, net of $101.  Revenues for 2009 were comprised of $140,780 of oil sales (4,131 barrels of oil at an average price of $34.08 per barrel), $86,656 of natural gas sales (20,994 MCF at an average price of $4.13 per MCF) and $3,500 of royalties.  Although oil production volume decreased significantly by 39% for 2010 from 2009, revenues increased due to significantly increased market pricing for oil (average price increase from $34.08 to $70.26 per barrel).  Additionally, the revenue amounts only include two months of Production Resource, Inc. (“PRI”) as a result of the sale of effective March 8, 2010.

Operating Expenses:

Operating expenses decreased $37,922, or 7%, to $534,259 for 2010 from $572,181 for 2009.  The decrease was primarily related to a reduction in depreciation, depletion and accretion as a result of the sale of PRI effective March 8, 2010.

Other Income (Expense):

Other income (expense) increased $866,418 of income, or 1,989% to $822,856 of income for 2010 from $43,562 of expense for 2009.  The increase in income was primarily from one-time $826,907 non-cash gain on sale of subsidiary from the sale of PRI effective March 8, 2010.

Comprehensive Income (Loss):

Comprehensive Income (Loss) increased to $69,336 of expense for 2010 from zero in 2009.  The entire increase represents an unrealized loss on available-for-sale equity securities acquired in 2010 with no comparable amount in 2009.

Liquidity and Capital Resources

Cash was $24,053 at March 31, 2010 as compared to $47,284 at December 31, 2009, and working capital deficit was $10,154 at March 31, 2010 as compared to a working capital deficit of $481,566 at December 31, 2009.   The decrease in the working capital deficit was primarily from investments in trading securities and available-for-sale marketable equity securities as a result of the sale of PRI.

Operating Activities

Cash used in operating activities was $388,782 for the three months ended March 31, 2010 compared to cash used of $19,612 for the three months ended March 31, 2009.  The increase in cash used in operations from 2009 to 2010 was primarily from a decrease in the change for due to related parties and accrued interest payable for 2010 as compared to an increase in 2009.

Investing Activities

Cash provided by investing activities was $424,235 for the three months ended March 31, 2010 compared to cash used of $6,037 for the three months ended March 31, 2009.  The increase in cash provided resulted primarily from cash proceeds from the sale of PRI, offset by investments in oil and gas properties and equipment and available-for-sale securities.

Financing Activities

Cash used in financing activities was $58,684 for the three months ended March 31, 2010 compared to $286 cash provided by financing activities for the three months ended March 31, 2009. The change was almost entirely from the repayment of notes payable in 2010.

Our principal uses of cash to date have been for operating activities and we have funded our operations previously primarily by incurring indebtedness in the form of convertible debentures, notes payable and issuing common stock.
Debt

Notes Payable
	Mar.31,	Dec. 31,
	2010	2009
$25,000 Line of Credit, dated October 28, 2005, bearing simple variable interest at 6.75% per annum and due on January 25, 2010.	$-	$23,684
$124,487 Note, dated March 27, 2008, not formalized and not bearing interest	75,487	100,487
$10,000 Note, dated June 30, 2009, bearing interest at 18% per annum and due December 31, 2009.	-	10,000
	$75,487	$134,171

On October 28, 2005, Bend Arch entered into a $25,000 line of credit facility with a financial institution for working capital purposes. The line of credit was secured by a certificate of deposit held by the financial institution and was bearing simple interest per annum at a variable rate which was 3.25% as of December 31, 2009. In January 2010, the Company paid the outstanding balance in full and is no longer outstanding as of March 31, 2010.

On March 27, 2008, the Company purchased oilfield property and equipment for a price of $159,487.  The terms included a cash payment of $35,000 and a note payable for the balance of $124,487.  In 2008, the Company paid down $24,000 of principal and the balance was $100,487 as of December 31, 2009.  In January 2010, the Company paid down $25,000 of principal and the balance is $75,487 as of March 31, 2010 and classified as a component of Note Payable in the accompanying unaudited consolidated financial statements.  As of March 31, 2010, no formal agreement of the terms of the note payable had been finalized and the Company has a verbal agreement to pay the principal back at a rate of $10,000 monthly when sufficient cash flow is available.

On June 30, 2009, the Company received $10,000 of proceeds from a short-term note from an unrelated third party.  The terms included interest at a rate of 18% per annum, a December 31, 2009 maturity date, and a late payment charge equal to 5% of the unpaid balance and interest at the lesser of a) 18% or b) as permitted by law.  As of December 31, 2009, the Company had accrued $900 of accrued interest related to the note payable and the note payable had not been repaid and was considered in default.  In March 2010, the Company repaid the entire principal balance of $10,000 and accrued interest of $900 and the short-term note is no longer outstanding as of March 31, 2010.

Equity Financing

There was no equity financing during the three months ended March 31, 2010.

Liquidity

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
Exhibit No.	Description of Exhibit
2.1	Certificate of Amendment to Articles of Incorporation of American Energy Production, Inc. filed with the Delaware Secretary of State (1)

3.1	Form S-8 Registration Statement under the Securities Act of 1933 filed January 31, 2003. (1)

3.2	Form 8-A12G for Registration of Certain Classes of Securities Pursuant to Section 12 (b) or (g) of the Securities Act of 1934 filed October 10, 2003. (1)

3.3	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed November 19, 2003. (1)

3.4	Form N-54 Notification of Election as a Business Development Company dated January 12, 2004. (1)

3.5	Form 1-E Notification under Regulation E dated January 14, 2004. (1)

3.6	Form 1-E/A Notification under Regulation E dated June 24, 2005. (1)

3.7	Form 2-E Notification under Regulation E dated June 27, 2006. (1)

3.8	Form 2-E Notification under Regulation E dated December 11, 2006. (1)

3.9	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed February 8, 2007. (1)

3.10	Form N-54C Notification of Withdrawal of Business Development Companies dated April 23, 2007. (1)

3.11	Definitive Proxy Statement Pursuant to Section 14(a) of the Securities Act of 1934 filed July 5, 2007. (1)

3.12	Form S-8 Registration Statement under the Securities Act of 1933 filed September 25, 2008. (1)

14.1	Code of Ethics (1)

20.1	Oil and Gas property valuation by Cullen Thomas Consulting Geologist as of December 31, 2009 (1)

20.2	Consent letter from Cullen Thomas Consulting Geologist for Oil and Gas property valuation as of December 31, 2009 (1)

21.1	Subsidiaries of American Energy Production, Inc. (1)

31.1	Certification of the Chief Executive and Chief Financial Officer of American Energy production, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Chief Financial Officer of American Energy Production, Inc. pursuant to Section 906 of the Sarbanes- Act of 2002.*

   *           Filed herewith

(1)	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of American Energy Production, Inc., in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Bitters Charles Bitters	Chief Executive Officer, Principal Executive and Financial Officer, Director	June 25, 2010